Form 10-Q
period 1993-12-31
UNIONFED FINANCIAL CORP
filed 1994-02-14
CIK 802223

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

           X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For Quarter Ended December 31, 1993
                                  OR
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 1-9594

                        UnionFed Financial Corporation
            (Exact name of registrant as specified in its charter)


               Delaware                               95-4074126
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)


       330 East Lambert Road
         Brea,  California                               92621
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:    (714) 255-8100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes       X                   No


As of February 14, 1994, 27,201,993 shares of the Registrant's $.01 par value common stock were outstanding.






                     UnionFed Financial Corporation

                                 Index



Part I.  Financial Information                                    Page

         Item 1.  Financial Statements

                     Consolidated Statements of Financial           3
                     Condition (unaudited) as of December 31,
                     1993 and June 30, 1993

                     Consolidated Statements of Operations          4
                     (unaudited) for the three months and six months ended December 31, 1993 and 1992

                     Consolidated Statements of Cash Flows          5
                     (unaudited) for the six months ended
                     December 31, 1993 and 1992

                     Notes to Consolidated Financial                7
                     Statements (unaudited)

         Item 2.     Management's Discussion and Analysis of        8
                     Financial Condition and Results of
                     Operations

Part II. Other Information (omitted items are inapplicable)        24

Signatures                                                         25


















  UnionFed Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition - Unaudited
 (In thousands except share and per share amounts)


                                                   December 31,  June 30,
                                                       1993        1993
Assets

Cash and cash equivalents                              $33,154     $35,798
Investment securities and mortgage-backed
  securities held for sale, at market value at
  12/93 (amortized cost of $139,033 at 12/93); and
  amortized cost at 06/93 (estimated market value
  of $128,019 at 06/93)                                138,873     127,084
Investment securities,net                                6,768       8,184
Mortgage-backed securities, net                         16,495      18,176
Loans held for sale (estimated market value
  $68,320 at 12/93 and $173,626 at 06/93)               68,132     173,305
Loans receivable, net of allowance for losses of
  $27,742 at 12/93 and $20,573 at 06/93                603,516     690,877
Interest receivable                                      5,826       6,889
Real estate, net                                        35,078      56,887
Investment in Federal Home Loan Bank stock, at cost      6,785       6,643
Premises and equipment, net                             18,693      21,542
Other assets                                             8,864      16,560

                                                      $942,184  $1,161,945
Liabilities and Stockholders' Equity

Liabilities
Savings deposits                                      $837,769    $845,882
Savings deposits at retail banking offices held
  for sale                                                   -     176,164
FHLB advances and other borrowings                      43,777     104,823
Accounts payable and accrued liabilities                 8,070      15,276
Deferred income taxes                                    2,752       2,758

    Total liabilities                                  892,368   1,144,903

Commitments and contingencies                                -           -

Stockholders' equity
  Preferred stock-par value $.01 per share;
    authorized, 1,000,000 shares, issued and
    outstanding, none                                        -           -
  Common stock-par value $.01 per share; authorized
    60,000,000 shares, issued and outstanding,
    27,201,993 shares at 12/93 and 755,950 at 06/93         51          51
  Additional paid-in capital                           108,164      65,490
  Accumulated deficit                                  (58,399)    (47,073)
  Less:
    Treasury stock--at cost, 11,100 shares at 06/93          -      (1,426)

    Total stockholders' equity                          49,816      17,042

                                                      $942,184  $1,161,945














































UnionFed Financial Corporation and Subsidiaries
Consolidated Statements of Operations - Unaudited
(In thousands except per share amounts)

                                    Three Months Ended      Six Months Ended
                                          December 31,           December 31,
                                   1993       1992       1993        1992

Interest on loans                  $13,665    $19,499    $29,415     $40,757
Interest on mortgage-backed
  securities                         1,786      1,308      3,209       2,478
Interest and dividends on
   investments                       1,056      2,781      2,428       6,772

       Total interest income        16,507     23,588     35,052      50,007

Interest on savings deposits         8,082     12,788     17,494      28,172
Interest on borrowings               1,211      4,191      2,936      10,130

       Total interest expense        9,293     16,979     20,430      38,302

  Net interest income before
    provision for estimated loan
    losses                           7,214      6,609     14,622      11,705
Provision for estimated loan
   losses                            4,825      4,567      9,864       7,960

  Net interest income after
    provision for estimated loan
    losses                           2,389      2,042      4,758       3,745

Non-interest income:
  Gain on sale of loans and
     loan servicing                    353      1,198      2,107       2,224
  Realized gain on sale of
    mortgage-backed securities
    and investment securities          453      1,610      1,329       1,965
  Unrealized loss on sale of
    mortgage-backed securities
    and investment securities         (160)         -       (160)          -
  Loan servicing fees, net of
    amortization                       280       (298)       696        (148)
  Loan service charges                 223        228        484         475
  Gain on sale of branches               -          -      1,496           -
  Other, net                           561        525      1,445       2,482

       Total non-interest income     1,710      3,263      7,397       6,998

Non-interest expense:
  Compensation and related
    expenses                         3,065      3,311      6,015       6,564
  Premises and occupancy             1,000      1,344      2,132       2,751
  SAIF insurance premium               805        695      1,609       1,425
  Other general and
    administrative                   2,346      2,244      4,883       4,581
       Total general and
          administrative expense     7,216      7,594     14,639      15,321
  Real estate operations, net        3,956      9,273      8,505      12,672
  Core deposit intangible
    amortization                       165        204        336         467
       Total non-interest expense
          expense                   11,337     17,071     23,480      28,460
       Loss before income taxes     (7,238)   (11,766)   (11,325)    (17,717)

Income tax expense (benefit)             1     (5,999)         1      (5,999)

       NET LOSS                    ($7,239)   ($5,767)  ($11,326)   ($11,718)

Net loss per common share           ($0.28)    ($7.74)    ($0.79)    ($15.73)


































UnionFed Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited
            (Dollars in Thousands)

                                                     Six Months Ended
                                                     December 31,December 31,
                                                         1993        1992

Cash Flows From Operating Activities:
Net loss                                                ($11,326)   ($11,718)
Adjustments to reconcile net loss to cash provided by
    operating activities:
         Accretion of fees and discounts                    (725)     (1,516)
         Depreciation and amortization                     1,151       2,378
         Provisions for loan and real estate losses       16,858      17,856
         Realized gain on sale of investment securities
            and mortgage-backed securities, net           (1,329)     (1,965)
         Unrealized loss on investment securities and
            mortgage-backed securities, net                  160           -
         Gain on sales of loans                           (1,322)       (621)
         Gain on sales of loan servicing                    (785)     (1,603)
         Loss on sale of real estate                         802           -
         Gain on sales of branches                        (1,496)       (652)
         Federal Home Loan Bank stock dividends             (141)       (191)
         Mortgage-backed securities purchased, held
            for sale                                     (53,026)    (19,267)
         Loans originated and purchased, held
            for sale                                    (142,589)   (107,376)
         Proceeds from sales of mortgage-backed
            securities, held for sale                     40,972      98,217
         Proceeds from sales of loans, held for sale      82,053      10,093
         Proceeds from sale of loan servicing              4,216       2,459
Decrease in interest and dividends receivable              1,063       2,724
Decrease in income tax refund receivable                       -      15,726
(Increase) decrease in prepaid expenses and other
    assets                                                 4,107        (489)
Decrease in interest payable                                (417)     (2,333)
Decrease in accounts payable and accrued liabilities      (6,197)     (4,518)
Increase (decrease) in deferred income taxes                  (6)      3,085

                Net cash provided by (used in)
                   operating activities                  (67,977)        289

Cash Flows From Investing Activities:
Proceeds from maturities of investment securities          1,422     194,994
Proceeds from sale of investment securities held
    for investment                                        12,009     115,566
Purchases of investment securities held                        -     (53,499)
    for investment
Principal reductions on mortgage-backed securities        11,093       8,563
Principal reductions on loans                             65,892      97,523
Loans originated, held for investment                    (11,097)    (23,365)
Net change in undisbursed loan funds                      (1,567)     (2,528)
Acquisitions of real estate                               (2,778)     (1,641)
Proceeds from disposition of real estate                  25,202      32,463
Redemption of Federal Home Loan Bank stock                     -      17,816
Sale of branches, net                                       (122)    (76,569)
Other, net                                                   689       3,384

                Net cash provided by investing
                   activities                            100,743     312,707



UnionFed Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited (continued)
            (Dollars in Thousands)

                                                     Six Months Ended
                                                     December 31,December 31,
                                                         1993        1992


Cash Flows From Financing Activities:
Net decrease in deposits                                ($18,059)   ($84,313)
Proceeds from short-term borrowings                       14,525           -
Repayment of long-term borrowings                           (976)     (3,497)
Additional FHLB advances                                 420,000           -
Repayments of FHLB advances                             (495,000)   (100,000)
Proceeds from issuance of common stock                    44,100           -

                Net cash used in financing activities    (35,410)   (187,810)

Net increase in cash and cash equivalents                 (2,644)    125,186
Cash and cash equivalents at beginning of period          35,798      44,881

Cash and cash equivalents at end of period               $33,154    $170,067

Sale of Branches, net:
         Loans and mortgage-backed securities           $163,719        $183
         Premises and equipment                            1,471         839
         Excess of cost over net assets acquired              38         676
         Other assets                                        (36)         60
         Deposits                                       (166,218)    (78,566)
         Other liabilities                                  (592)       (413)
         Gain on sale                                      1,496         652

                 Net cash used by sale of branches,
                    net                                    ($122)   ($76,569)

Supplemental disclosures of cash flow information:
Cash paid for:
        Interest (net of amount capitalized)             $21,079     $40,881
        Delaware franchise tax                                40          37

Non-cash Investing and Financing activities:
        Additions to real estate acquired in
           settlement of loans                             8,313      14,541
        Loans exchanged for mortgage-backed
           securities                                     96,932      93,350
        Loans to facilitate the sale of real estate        8,196           -













































UnionFed Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1- In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) that are necessary to present fairly the financial position as of December 31, 1993, the results of operations for the three and six month periods ended December 31, 1993 and 1992, and the cash flows for the six month periods ended December 31, 1993 and 1992. The results of operations for the three and six month periods ended December 31, 1993, are not necessarily indicative of operations to be expected for the enitre year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore,do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles. Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", is written with the presumption that the users of the interim financial statements have read or have access to the most recent 10-K report that contains the latest audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1993, and for the year then ended.

2- Securities to be held for indefinite periods of time and not necessarily intended to be held to maturity or on a long-term basis are classified as held for sale and carried at the lower of amortized cost or market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk, capital maintenance requirements and other factors. Certain loans and mortgage-backed securities purchased or originated with the purpose of holding for possible sale are also classified as held for sale, and carried at the lower of amortized cost or market value.













Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UnionFed Financial Corporation (the "Company"), whose principal subsidiary is Union Federal Bank, a federal savings bank (the "Bank"), reported a net loss of $7.2 million and $11.3 million for the three and six month periods ended December 31, 1993, or $0.28 and $0.79 per share, compared to a net loss of $5.8 million and $11.7 million, or $7.74 and $15.73 per share, for the same periods in fiscal 1993.

In May 1993, as a result of its failure to meet minimum capital levels at March 31, 1993, the Bank was required by the Office of Thrift Supervision ("OTS") to file a Capital Restoration Plan under the Prompt Corrective Action Provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). In July 1993, the OTS approved the Capital Restoration Plan, imposed a Prompt Corrective Action Directive (the "Directive") and lifted the Cease and Desist Order imposed on the Bank since April, 1991.

On September 28, 1993, the Company successfully completed a recapitalization through the sale of common stock to investors, management and stockholders (the "Offerings") and received net proceeds of $44.1 million (less a subscription receivable of $1.3 million). Contribution of this capital by the Company to the Bank enabled the Bank to achieve capital levels in excess of the 4% leverage (core), 4% tier one risk-based and 8% total risk-based capital ratios required by the OTS. The OTS subsequently terminated the Bank's Prompt Corrective Action Directive in light of the improvement in the Bank's capital ratios, which now exceed the levels required of an "adequately capitalized" savings bank.

As a result of the recapitalization, the Company has approximately 27.2 million shares outstanding and has issued warrants entitling certain investors to purchase an additional 6.9 million shares at $2.33 per share up to five years after the closing.

At December 31, 1993, the Company has unused net operating losses for federal income tax and California franchise tax purposes of approximately $44 million and $28 million, respectively. Stockholders and prospective investors should be aware that if any person (including any existing stockholder) acquires stock that would cause such person to own 5% or more of the Company's common stock, the Company's ability to use its net operating losses likely will be significantly limited. Such limitation could result in increased tax liabilities for the Company with a corresponding decrease in the Company's net income and stockholders' equity. Stockholders and prospective investors requiring further information on the Company's ability to use its net operating losses should contact the Company.










Financial High(Dollars in  thousands except per share)

For the three months ended December 31,    1993         1992

Net interest income                        $7,214        $6,609
Provision for losses on loans               4,825         4,567
Non-interest income                         1,710         3,263
Non-interest expense                       11,337        17,071
Loss before income taxes                   (7,238)      (11,766)
Income tax expense (benefit)                    1        (5,999)
Net Loss                                   (7,239)       (5,767)
Loss per share                              (0.28)        (7.74)
Loans originated and purchased             79,882        79,568
Mortgage-backed securites purchased        53,026        17,136
Loans sold                                 25,270         1,227
Mortgage-backed securities sold            41,096        54,964
Interest rate spread during period           3.42%         2.45%

For the six months ended December 31,      1993         1992

Net interest income                       $14,622       $11,705
Provision for losses on loans               9,864         7,960
Non-interest income                         7,397         6,998
Non-interest expense                       23,480        28,460
Loss before income taxes                  (11,325)      (17,717)
Income tax expense (benefit)                    1        (5,999)
Net Loss                                  (11,326)      (11,718)
Loss per share                              (0.79)       (15.73)
Loans originated and purchased            153,686       130,741
Mortgage-backed securites purchased        53,026        19,267
Loans sold                                167,509         9,656
Mortgage-backed securities sold           117,161        97,907
Interest rate spread during period           3.38%         2.20%

Other information                        12/31/93     06/30/93

Total Assets                             $942,184    $1,161,945
Loan and morgage-backed security
   portfolio                              784,063       954,890
Deposits                                  837,769     1,022,046
Loans serviced for others                 143,514       545,787
Stockholders' equity                       49,816        17,042
Nonperforming assets, net                  48,095        73,941
Nonperforming assets, net
  to total assets                            5.10%         6.36%
Nonperforming assets and
  restructured loans, net                 181,074       236,473
Nonperforming assets and restructured
  loans, net to total assets                19.22%        20.35%
Classified assets to total assets           24.68%        22.21%
End of period interest spread                3.68%         3.55%




Financial Condition


The Company's consolidated assets totaled $942 million at December 31, 1993, a reduction of $219.8 million or 18.9% compared to June 30, 1993. This decrease is primarily due to the sale of four branches during the quarter ended September 30, 1993 and is consistent with the Company's strategy of reducing total assets of the Bank to comply with OTS capital requirements. See "Regulatory Capital Compliance." Stockholders' equity totaled $49.8 million at December 31, 1993, compared to $17.0 million at June 30, 1993. The increase is attributable to the net proceeds of $44.1 million raised from the Company's Offerings. It is partially offset by the net loss of $11.3 million for the six months ended December 31, 1993.



Capital Resources and Liquidity

The Bank's sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from sales of mortgage-backed securities ("MBS") held for sale, repayments of MBS, sales of loans held for sale and loan servicing, repayments of loans and sales of real estate. Prepayments on MBS and loans and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions.

With the approval of the OTS, the Bank further reduced its current branch system. Four branches were sold in the quarter ended September 30, 1993, representing $166 million in deposits. The sale was funded by sales of a like amount of loans and MBS, previously classified as held for sale.

Sales of MBS and loans held for sale and loan repayments represented the principal sources of funds during the three and six month periods ended December 31, 1993. Sales of MBS held for sale totalled $41.1 million and $117.2 million, respectively, compared to $55.0 million and $97.9 million in the comparable 1992 periods. Sales of loans held for sale amounted to $25.3 million and $167.5 million in the three month and six month periods ended December 31, 1993, compared to $1.2 million and $9.6 million in the comparable 1992 periods. Loan repayments totaled approximately $34.8 million and $74.8 million during the three and six month periods ended December 31, 1993, compared to $37.5 million and $102.5 million during the comparable 1992 periods.

During the quarter ended December 31, 1993, $50 million of long term FHLB advances matured and were extended as short term borrowings. Subsequently, $25 million of these advances were paid off largely by the excess funds received from loan sales and loan repayments.

At December 31, 1993, cash, investments and cash equivalents totaled $82.9 million. The principal measure of liquidity in the savings and loan industry is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The minimum set by federal regulators is 5%. At December 31, 1993, the Company's ratio was 8.5% compared to 6.5% at June 30, 1993.

The primary source of cash for the Company historically has been dividends from the Bank. The Bank does not expect to distribute dividends in the foreseeable future.


Regulatory Capital Compliance

FDICIA established new capital standards for savings institutions, including three capital requirements: a "leverage (core) limit," a "tier 1 risk-based limit" and a "total risk-based capital" requirement. Certain assets or portions thereof are required to be deducted immediately from capital, while the inclusion of others in capital under one or all of the capital standards are subject to various transitional rules or other limitations.

In late September, 1993 the Company completed its Offerings and contributed net proceeds of $44.1 million to the Bank. Following is a reconciliation of the Bank's stockholder's equity to federal regulatory capital, and a comparison of such regulatory capital to the industry minimum requirements of the OTS, as of December 31, 1993 (in thousands):

                                 Leverage      Tier 1        Total
                                  (Core)  %  Risk Based %  Risk Based %

GAAP Equity                      $49,508       $49,508       $49,508
Non-allowable assets:
  Investment in Uni-Cal Financial   (296)         (296)         (296)
Additional capital items:
  Assets required to be deducted       -             -           (66)
  General loan loss reserves           -             -         8,936
Bank Regulatory Capital           49,212 5.2%   49,212 7.0%   58,082 8.2%
Minimum capital requirement       37,674 4.0%   28,213 4.0%   56,426 8.0%
Capital excess (deficiency)      $11,538 1.2%  $20,999 3.0%   $1,656 0.2%



A primary objective of the Bank is to remain in compliance with fully phased-in capital requirements. Key components of the Bank's strategic plan are to (i) continue to reduce nonperforming assets and real estate investments and (ii) increase profitability of the core bank by reducing general and administrative expenses and increasing mortgage banking revenues and fee income.


Asset Liability Management

Savings institutions are subject to interest rate risks to the degree that interest bearing liabilities reprice or mature more rapidly or on a different basis than interest earning assets. A principal objective of the Company is to manage the effects of adverse changes in interest rates on the Company's net interest income, while maintaining asset quality. At December 31, 1993, the Company's one-year gap was negative 8% compared to positive 1% at June 30, 1993. The change in the one-year gap was principally due to the reduction in assets repricing in less than one year exceeding the reduction in liabilities repricing in one year. This is attributable to the sale of adjustable rate mortgage loans, lengthened maturities of certain investment securities and the use of reverse repurchase agreements.

As part of a strategy to enhance the spread, the Bank purchased approximately $50 million of GNMA and FNMA mortgage-backed securities held for sale during the quarter ended December 31, 1993. These securities initially were funded by a like amount of reverse repurchase agreements. The net spread earned from the transactions has been approximately 2.5%. As of December 31, 1993, a portion of the short-term borrowings used to purchase these securities was repaid through application of the Bank's excess overnight funds.

The Bank continually monitors the composition and amount of its loan origination activity to determine the amount of loans originated for sale. In recent years, the Bank's originations of fixed-rate and adjustable rate ("ARMS") one-to-four unit residential mortgage loans have been held for sale. The Company's strategic plan calls for the reinvestment of proceeds from MBS and one-to-four unit residential mortgage loan repayments and liquidation of real estate investments into ARMs and adjustable rate MBS. In the event one-to-four unit residential loan originations are insufficient, and it is economical to do so, the Bank may purchase ARM loans.

During the three and six month periods ended December 31, 1993, the Company originated loans totalling $76.1 million and $149.9 million, an increase of 3.3% and 20.1% over the comparable periods in the prior year. Overall loan origination volume has increased as compared to a year ago as part of the Company's strategy to increase mortgage banking revenues. Substantially all of the Company's fixed rate loan originations and purchases are expected to be sold into the secondary markets on a servicing released basis. The Bank sold approximately $41 million and $465 million of servicing rights, resulting in a gains of $267 thousand and $784 thousand, respectively, in the three and six month periods ended December 31, 1993.

At December 31, 1993, loans and MBS with adjustable rates represented 67.7% of
the Bank's loan and mortgage-backed securities portfolio.   Adjustable rate
loans comprised 23.0% and 21.5% of loan originations and purchases for the three and six month periods ended December 31, 1993, an increase from 22.2% and 16.3% for the similar periods one year ago.






Net Interest Income

Net interest income, before provisions for loan losses, increased to $7.2 million and $14.6 million for the three and six month periods ended December 31, 1993, from $6.6 million and $11.7 million for the same periods ended December 31, 1992. The increase is primarily attributable to the improved interest rate spreads and a substantial reduction in non-performing assets.

The during period spread rose in the three and six month periods ended December 31, 1993, to 3.42% and 3.38% compared to 2.45% and 2.20% in the same periods ended December 31, 1992. The increase is largely due to significant decreases in the Bank's cost of funds in excess of decline in yields on loans and investments. The difference between average interest-earning assets and interest-bearing liabilities ("net average earning balance") improved by $54.0 million and $52.1 million, respectively, between three and six month periods ended December 31, 1993 and the same periods a year ago, principally due to dispositions of non-earning assets.

Notwithstanding a declining interest rate environment, the weighted average yield on interest-earning assets remained at approximately 7.5% in the past year. This is primarily due to a change in mix of the Bank's earning assets to a lesser percentage of investment securities. The weighted average cost of interest bearing liabilities declined to 4.04% and 4.11%, respectively, in the three and six month periods ended December 31, 1993 compared to 5.00% and 5.28% in the same periods ended December 31, 1992. The Bank was able to lower its rates paid on certificates of deposit due to significant decreases in market interest rates. The payoff of high rate long term FHLB advances, commercial deposits and brokered deposits that matured in the quarter ended September 30, 1993, and a lower rate on FHLB advances extended during quarter ended December 31, 1993 also contributed to the decline.

The end of period spread increased to 3.68% at December 31, 1993 from 3.55% at June 30, 1993 and 2.85% at December 31, 1992. The increase in spread was due primarily to changes in mix of earning assets and reduced borrowing costs.


Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and real estate acquired in settlement of loans and in substance foreclosures (collectively, "REO").

The following table sets forth the amounts of nonperforming assets held by the Bank at the dates indicated (in thousands):

                                         At          At          At
                                    December 31,  June 30,  December 31,
                                        1993        1993        1992

Nonaccrual loans  (1)                   $15,067     $18,979     $23,534
Real estate owned  (2)                   28,485      43,621      52,897
In-substance foreclosures,
    net of undisbursed funds  (2)         4,543      11,341       7,764

Total nonperforming assets              $48,095     $73,941     $84,195

Total assets                           $942,184  $1,161,945  $1,360,510

Nonperforming assets, net as
    a percentage of total assets           5.10%       6.36%       6.19%


 (1)    Net of specific reserves.
 (2) Net of specific reserves and pro-rata allocated REO general reserves.





Nonaccrual Loans

Nonaccrual loans generally represent loans for which accruals have been suspended. The Bank's nonaccrual policy provides that interest accruals generally cease once a loan is past due as to interest or principal for a period of 90 days or more. Loans may also be placed on nonaccrual status even though they are less then 90 days past due if management concludes that there is little likelihood that the borrower will be able to comply with the repayment terms of the loan. At December 31, 1993, nonaccrual loans of $15.1 million had declined by $3.9 million from $19.0 million at June 30, 1993.

Nonaccrual loans at December 31, 1993 were primarily single-family loans (50%), multi-family loans (37%) and commercial loans (10%). At June 30, 1993, nonaccrual loans consisted largely of single-family loans (68%), multi-family loans (25%) and commercial loans (7%). The change in mix is primarily attributable to the decrease of single-family nonaccrual loans from $12.9 million at June 30, 1993 to $7.5 million at December 31, 1993.

The following table summarizes the distribution of the Bank's nonaccrual loans by collateral type (in thousands) (1):

                                 December 31,  June 30, December 31,
                                     1993        1993       1992

1-4 Unit residential and
      mortgage-backed securities       $7,545   $12,875      $12,024
Multifamily                             5,580     4,332       31,500
Commercial:
  Land                                      -         -        3,325
  Hotel/Motel                           1,155     1,154        2,118
  Storage facilities                        -         -        1,446
  Other                                   328       328          600
       Total commercial                 1,483     1,482        7,489
Total real estate loans                14,608    18,689       23,013
Consumer loans (2)                        459       289          521
Total nonaccrual loans                $15,067   $18,978      $23,534

(1) Balances are net of contra deductions, loans in process and specific valuation allowances.
(2)  Consumer loans include mobile home loans.

REO

REO consists of real estate acquired in settlement of loans and loans accounted for as in-substance foreclosures. When there is indication that a borrower will not make all the required payments on a loan; the borrower no longer has equity in the property collateralizing a loan; it appears doubtful that equity will be rebuilt in the foreseeable future; or the borrower has (effectively or actually) abandoned control of the collateral, the property is considered repossessed in-substance (in-substance foreclosure). Real estate acquired in settlement of loans is recorded at the lower of the unpaid balance of the loan at the settlement date or fair value of the collateral, less estimated selling cost. Subsequently, valuation allowances for estimated losses are charged to real estate operations expense if the carrying value of real estate exceeds estimated fair value. The Bank does not accrue interest income on loans classified as in-substance foreclosures and reported as REO. However, if a borrower continues to pay interest on an in-substance foreclosed loan, it is recognized when received as income from real estate operations.

Real estate acquired in settlement of loans decreased to $28.5 million at December 31, 1993, from $43.6 million at June 30, 1993. In-substance foreclosures decreased to $4.5 million at December 31, 1993 from $11.3 million at June 30, 1993. The decrease is attributable primarily to the sales of real estate properties totalling $26.0 million and charge-offs or write-downs of $7.0 million, partially offset by additional foreclosures of approximately $10.1 million during the six months ended December 31, 1993.

The following table summarizes the distribution of the Bank's REO by collateral type (1):

                       December 31, June 30,  December 31,
                           1993       1993       1992

1-4 Residential             $3,945     $3,433     $3,506
Multifamily                  2,304      5,451      7,753
Commercial:                      -                     -
     Retail                    564      2,445      3,802
     Land                   18,497     22,654     32,852
     Hotel/Motel                 -          -          -
     Manufacturing/
        Warehouse                -      1,377          -
     Office                  6,897      9,384      4,495
     Other                       -      1,239        992
          Total
           Commercial       25,958     37,099     42,141
Construction:
     Residential                 -      8,979      4,834
     Commercial                693          -        951
          Total
           construction        693      8,979      5,785
Total real estate           32,900     54,962     59,185
Consumer (2)                   128          -      1,476
Total REO                  $33,028    $54,962    $60,661

(1) Balances are net of contra deductions, loans in process, and real estate general and specific valuation allowances.
(2)  Consumer REO's include moblie home REO's.

Restructred Loans

The Bank has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation or other disposition. Candidates for restructure are reviewed based on the quality of the borrower and the borrower's ability to enhance the value of the property, the collateral and the economic value of the restructured loan relative to foreclosure and other options. Restructure allows the borrower more time to regain equity in the property. Generally the Bank obtains an appraisal at the time of restructure and updates the valuation quarterly through internally prepared discounted cash flow analyses. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate to reflect a positive debt coverage ratio, modifying the payments for a period of time to interest only, an extension of the loan maturity date to allow time for stabilization of the property income, and partial forgiveness of principal and interest. In certain circumstances, the Bank also obtains the right to share in future benefits arising from the upside potential of the collateral. In addition to the modifications to terms, the Bank generally requires the borrower to invest new cash equity in the property through principal reduction or correction of deferred maintenance as part of the restructure agreement. Once a restructure takes place, the loan is subject to the accounting and disclosure rules prescribed in the SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings".

Restructured loans which are performing in accordance with their new terms and, therefore, are not included in nonaccrual loans, amounted to $133.0 million at December 31, 1993. This is an decrease from $162.5 million at June 30, 1993 and $162.3 million at September 30, 1992. The reduction is principally due to approximately $29 million of restructured loans no longer designated as restructured loans due to the resumption of principal payments and the loan reaching an effective market rate of interest.

The following table summarizes the distribution of the Bank's restructed loans by collateral type (1):

                           December 31,  June 30,  December 31,
                               1993        1993        1992
(In thousands)
Multifamily                    $89,443     $90,627     $86,247
Commercial:
     Retail                     21,045      44,630      32,648
     Land                            -       3,325           -
     Hotel/motel                 7,966       8,930      15,048
     Storage facilities              -       6,733       6,733
     Office                      5,564       6,587       7,997
     Other                       8,961       1,700       8,954
         Total commercial       43,536      71,905      71,380
Construction - residential           -           -       4,692

Total restructured loans      $132,979    $162,532    $162,319

 (1) Balances are net of contra, loans in process and specific valuation allowances.


Potential Problem Loans

The Bank has established a monitoring system for its loan and real estate portfolios to identify potential problem assets and to assess the adequacy of allowances for losses in a timely manner. The loan portfolio consists mainly of the following categories: 1-4 unit residential and mortgage-backed securities, construction loans, multifamily loans, and commercial real estate loans secured by land or income producing property. The Bank's 1-4 unit residential loans are considered a homogeneous population. These loans are reviewed by analyzing the portfolio's performance and composition of the underlying collateral as a whole. Specifically, the Bank analyzes delinquency trends, foreclosure losses, borrower's ability to repay and geographic composition of the portfolio. Multifamily, commercial real estate and construction loans are evaluated on an individual basis by the Bank's Internal Asset Review Department ("IARD"). The IARD conducts independent reviews of the risk and quality of all credit exposures of the Bank in excess of $500 thousand in an effort to identify and monitor problem loans and comply with the OTS regulatory classification requirements.

The table below presents the Bank's total classified loan portfolio at the dates indicated:

                      December 31, June 30,  December 31,
Substandard              1993       1993       1992

Residential 1-4           $8,334    $14,268    $12,024
Multifamily              123,985    119,468    100,762
Commercial                53,709     56,947     62,700
Construction               6,656      8,074      8,561
Consumer                   2,541        954      2,101
                         195,225    199,711    186,148
Doubtful

Multifamily                    -      3,428          -
Commercial                     -      1,272      1,000
Consumer                     701        598        675
                             701      5,298      1,675

     TOTAL              $195,926   $205,009   $187,823

The table below summarizes the Bank's classified loans by performance status at December 31, 1993:

Performance Status

Nonaccrual                                     $15,067
Restructured - performing                      129,577
Other classified loans currently performing     51,282
     Total classified loans                   $195,926



Real Estate Held for Investment, Development or Sale

Real estate held for investment, development or sale at December 31, 1993 is comprised of the real estate remaining from the Bank's branches that have been sold and Uni-Cal's wholly owned investments and net equity in joint ventures. At December 31, 1993, real estate held for investment, development or sale totaled $2.1 million compared to $1.9 million at June 30, 1993. The slight increase during the six months is due to the reclassification of real estate facilities remaining from one of four branches sold during the quarter ended September 30, 1993.

Allowance for Loan and Real Estate Losses

Valuation allowance for estimated losses on loans and real estate are established on a specific and general basis. Specific reserves are determined based on a difference between the carrying value of the asset and the fair value or cost, as appropriate. General valuation allowances are determined based on historical loss experience, current and anticipated levels and trends of delinquent and nonperforming loans and the mix of Classified assets, which is used to measure the risk in the loan portfolio.

The provision for estimated losses on loans totalled $4.8 million and $9.9 million for the three and six months ended December 31, 1993 compared to $4.6 million and $8.0 million in the three and six months ended December 31, 1992. The provisions to the allowance for loan losses in the three and six month periods ended December 31, 1993 reflects further market deterioration of certain multi-family real estate loans, together with a $1.3 million additional provision to the loan general reserve at December 31, 1993.
The provision for estimated losses on real estate for the three month and six month periods ended December 31, 1993 totaled $3.5 million and $7.0 million compared to $7.9 and $9.9 million in the year earlier comparable periods. The provisions were largely due to the write down of REO to reflect current fair values based on sales offers and/or recent appraisals.

The following table sets forth the Bank's general and specific valuation allowances for loan and real estate losses at the dates indicated:

                                         At          At          At
                                    December 31,  June 30,  December 31,
                                        1993        1993        1992

Loan general                            $18,516     $17,951     $15,640
Loan specific                             9,226       2,622       5,207
Total loan allowance                    $27,742     $20,573     $20,847

Real estate general                      $1,653      $2,774      $3,742
Real estate specific                     21,434      22,604      21,774
Total real estate allowance             $23,087     $25,378     $25,516

Total valuation allowances              $50,829     $45,951     $46,363


Non-interest Income and Expense

For the three month and six month periods ended December 31, 1993, non-interest income totaled $1.7 million and $7.4 million, respectively, compared to $3.3 million and $7.0 million for the comparable periods of the prior year.

Realized gains on sale of investment securities and MBS available for sale were $453 thousand and $1.3 million for the three month and six month periods ended December 31, 1993 compared to $1.6 million and $2.0 million for the corresponding periods of the prior year. $160 thousand of unrealized loss on investment securities and MBS held for sale portfolio was recognized in the quarter ended December 31, 1993 to adjust the portfolio's amortized book value to the lower aggregate market value at December 31, 1993. Sales of loans, MBS and investment securities are part of the Bank's overall strategy of reducing asset size in order to achieve capital compliance and to comply with regulatory operating restrictions.

Gains on sales of loans available for sale and loan servicing were $353 thousand and $2.1 million, respectively, for the three month and six month periods ended December 31, 1993 compared to $1.2 million and $2.2 million for the corresponding periods of the prior year. Loan servicing sales consisted of retained loan servicing, generated primarily from loan production. Such sales permit the Company to realize the full economic value for loan origination activity at the time of sale rather than over the life of the servicing assets.

The Company sold four branches in the quarter ended September 30, 1993, resulting in a gain of $1.5 million. The branch sale was contemplated in the Company's strategic plan and the Capital Restoration Plan.

Loan servicing fees, net of amortization of servicing assets, totalled $280 thousand and $696 thousand for the three month and six month periods ended December 31, 1993. This compares to a net loss of $298 thousand and $148 thousand for the corresponding periods of the prior year. The increase from the prior year periods is principally attributable to a lower level of prepayments.

General and administrative expenses decreased to $7.4 million and $15.0 million for the three month and six month periods ended December 31, 1993 from $7.8 million and $15.8 million for the corresponding periods of the prior year, a reduction of approximately 5%. This decrease reflects the Company's successful ongoing cost cutting efforts. However, the annualized ratio of general, administrative and other expenses to average assets increased to 2.80% in the six month period ended December 31, 1993 from 2.06% in the corresponding six month period one year ago, reflecting the lower level of average total assets. Management continues to search for methods of reducing general and administrative expenses. However, operating expenses continue to be burdened by the cost of resolution of problem assets as well as regulatory procedural compliance.

Real estate operations resulted in a loss of $4.0 million and $8.5 million for the three month and six month periods ended December 31, 1993, compared to $9.3 million and $12.7 million for the three month and six month periods ended December 31, 1992, due largely to the loss provisions discussed above. Real estate operations include the operations of Uni-Cal and the results of operations of the Bank's REO. The Company is continuing to experience real estate losses as a result of disposition of properties in the current distressed market for residential and commercial real estate and the high costs of management of foreclosed properties pending sale.

Income Taxes

At December 31, 1993, the company had unused net operating losses for federal income tax and California franchise tax purposes of approximately $44 million and $28 million, respectively. As previously mentioned, the Company raised an additional capital of $44.1 million through the sale of common stock. Based on current ownership information available to the Company, the Company believes that the sale of common stock in September, 1993 did not cause an ownership change under Section 382 of the Internal Revenue Code.

Section 382 generally provides that if a corporation undergoes an "ownership change", the amount of taxable income that the corporation may offset after the date of the ownership change (the "Change Date") with net operating loss carryforwards and certain built-in losses existing on the Change Date will be subject to an annual limitation. The Company does not anticipate the recognition of significant taxable income in the current fiscal year ending June 30, 1994. The ability to offset taxable income in future years against net operating loss carry forwards at December 31, 1993 will depend in part on whether an ownership change should occur up to three years following the September, 1993 recapitalization.

Stockholders and prospective investors should be aware that the Company likely will undergo an ownership change if any person (including any existing stockholder) acquires stock that would cause such person to own 5% or more of the Company's common stock. Because of the limitations on the Company's ability to use its net operating losses to offset taxable income after such an ownership change, such acquisitions of stock could result in increased tax liabilities for the Company with a corresponding decrease in the Company's net income and stockholders' equity. Stockholders and prospective investors requiring further information on the Company's ability to use its net operating losses should contact the Company.













The following table summarizes the Company's real estate loan portfolio by property type, geographic location and risk concentration at December 31, 1993 (1).

                         California Florida  Maine  Arizona All Other  Total
(In thousands)
1-4 unit residential and
  mortgage-backed
  securities              $329,334       $0      $0      $0   $1,174 $330,508
Multifamily                204,622        0       0       0        0  204,622
Commercial:
     Retail                103,674      711  16,363       0        0  120,748
     Land                   10,260    1,222       0       0       31   11,513
     Hotel/motel            27,612   10,542   3,060   2,286    6,318   49,818
     Mobile home parks         807        0       0     990   18,294   20,091
     Storage facilities     32,591        0       0       0        0   32,591
     Office                 12,904        0       0       0        0   12,904
     Med/hosp                1,564        0       0       0        0    1,564
         Total commercial  189,412   12,475  19,423   3,276   24,643  249,229

Construction:
     Residential            12,259        0       0       0        0   12,259
     Commercial                  0        0       0       0        0        0
     Residential lots            0        0       0       0        0        0
          Total
             construction   12,259        0       0       0        0   12,259

Totals December 31, 1993  $735,627  $12,475 $19,423  $3,276  $25,817 $796,618

% of real estate loans       92.34%    1.57%   2.44%   0.41%    3.24%  100.00%

Totals June 30, 1993      $884,596  $12,521 $19,460  $5,631  $39,119 $961,327

% of real estate loans       92.02%    1.30%   2.02%   0.59%    4.07%  100.00%


(1)      Principal balances before deduction of loan-in-process, deferred income, discounts, premiums and allowance for losses.














                          UNIONFED FINANCIAL CORPORATION


Part II   Other Information

Item 1.     None

Item 2.     None

Item 3.     None

Item 4.     Submission of Matters to a Vote of Security Holders

            At the 1993 Annual Meeting held on October 27, 1993, the following was approved:

            -     the election of David S. Engelman, Dale A. Welke and
                  John R. Wise to the Board of Directors for terms of three years each.

Item 5.     None

Item 6.     Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed for the three month period ended December 31, 1993.




























Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              UNIONFED FINANCIAL CORPORATION




Date February 14, 1994         By  /S/ DAVID S. ENGELMAN

                               David S. Engelman
                               Chief Executive Officer




Date February 14, 1994         By  /S/ STEPHEN J. AUSTIN

                               Stephen J. Austin
                               Senior Vice President
                               Chief Financial Officer