Form 10-Q
period 1994-03-31
UNIONFED FINANCIAL CORP
filed 1994-08-09
CIK 802223

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         FORM 10-Q

X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                  For Quarter Ended March 31, 1994
                            OR
              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


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

                Yes     X              No

As of May 13, 1994, 27,201,993 shares of the Registrant's $.01 par value common stock were outstanding.
                    UnionFed Financial Corporation

                                Index



Part I. Financial Information                                    Page

        Item 1.  Financial Statements

                    Consolidated Statements of Financial           3
                    Condition (unaudited) as of March 31,
                    1994 and June 30, 1993

                    Consolidated Statements of Operations          4
                    (unaudited) for the three months and nine months ended March 31, 1994 and 1993

                    Consolidated Statements of Cash Flows          5
                    (unaudited) for the nine months ended
                    March 31, 1994 and 1993

                    Notes to Consolidated Financial                7
                    Statements (unaudited)

        Item 2.     Management's Discussion and Analysis of        8
                    Financial Condition and Results of
                    Operations

Part II.Other Information (omitted items are inapplicable)        26

        Item 6. Exhibits and Reports on Form 8-K                  26

               a) Exhibits                                        27


Signatures                                                        25

     UnionFed Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition - Unaudited
    (In thousands except share and per share amounts)


                                                         March 31, June 30,
                                                           1994      1993
Assets

Cash and cash equivalents                                 $31,359    $35,798
Investment securities and mortgage-backed securities
  held for sale at 06/93 (estimated market value of
  128,019 at 06/93) sale at 06/93 (estimated market value
  of $128,019 at 06/93)                                         -    127,084
Investment securities,net                                 141,276      8,184
Mortgage-backed securities, net                            57,808     18,176
Loans held for sale (estimated market value of $63,024
  at 03/94 and $173,626 at 06/93)                          63,024    173,305
Loans receivable, net of allowance for losses of $26,136
  at 03/94 and $20,573 at 06/93                           555,941    690,877
Interest receivable                                         6,260      6,889
Real estate, net                                           28,068     56,887
Investment in Federal Home Loan Bank stock, at cost         5,356      6,643
Premises and equipment, net                                18,421     21,542
Other assets                                               11,436     16,560

                                                         $918,949 $1,161,945
Liabilities and Stockholders' Equity

Liabilities
Savings deposits                                         $841,878   $845,882
Savings deposits at retail banking offices held for sale        -    176,164
FHLB advances and other borrowings                         23,514    104,823
Accounts payable and accrued liabilities                    6,309     15,276
Deferred income taxes                                       2,752      2,758

    Total liabilities                                     874,453  1,144,903

Commitments and contingencies                                   -          -

Stockholders' equity
  Preferred stock-par value $.01 per share; authorized,
    1,000,000 shares, issued and outstanding, none              -          -
  Common stock-par value $.01 per share; authorized
    60,000,000 shares, issued and outstanding,
    27,201,993 shares at 03/94 and 755,950 at 06/93            51         51
  Additional paid-in capital                              108,164     65,490
  Accumulated deficit                                     (63,719)   (47,073)
  Less:
    Treasury stock--at cost, 11,100 shares at 06/93             -     (1,426)

    Total stockholders' equity                             44,496     17,042

                                                         $918,949 $1,161,945

UnionFed Financial Corporation and Subsidiaries
Consolidated Statements of Operations - Unaudited
 (In thousands except per share amounts)


                                          Three Months Ended Nine Months Ended
                                               March 31,         March 31,
                                            1994     1993     1994     1993

Interest on loans                          $12,855  $17,661  $42,577  $58,418
Interest on mortgage-backed securities       1,566    1,551    4,468    4,029
Interest and dividends on investments        1,118    2,165    3,546    8,937

       Total interest income                15,539   21,377   50,591   71,384

Interest on savings deposits                 7,498   11,387   24,992   39,559
Interest on borrowings                         437    3,227    3,373   13,357

       Total interest expense                7,935   14,614   28,365   52,916

  Net interest income before provision
    for estimated loan losses                7,604    6,763   22,226   18,468
Provision for estimated loan losses          1,986    7,938   11,850   15,898

  Net interest income after provision
    for estimated loan losses                5,618   (1,175)  10,376    2,570

Non-interest income:
  (Loss)/gain on sale of loans and loan
  servicing                                    (23)   1,150    2,084    3,374
  (Loss)/gain on sale and write-down
    of mortgage-backed securities and
    investment securities                   (2,307)   1,700   (1,138)   3,665
  Loan servicing fees, net of amortization      78      149      774        1
  Loan service charges                         129      500      613      975
  Gain on sale of branches                       -      598    1,496    1,315
  Other, net                                   511      574    1,956    2,339

       Total non-interest income (loss)     (1,612)   4,671    5,785   11,669

Non-interest expense:
  Compensation and related expenses          3,067    3,434    9,082    9,998
  Premises and occupancy                       992    1,247    3,124    3,998
  SAIF insurance premium                       654      705    2,263    2,130
  Other general and administrative           2,089    2,512    6,972    7,093
       Total general and administrative
          expense                            6,802    7,898   21,441   23,219
  Real estate operations, net                2,357    4,310   10,862   16,982
  Core deposit intangible amortization         165      203      501      670

       Total non-interest expense            9,324   12,411   32,804   40,871

       Loss before income taxes             (5,318)  (8,915) (16,643) (26,632)

Income tax expense (benefit)                     2        3        3   (5,996)

       NET LOSS                            ($5,320) ($8,918)($16,646)($20,636)

Net loss per common share                   ($0.20) ($11.97)  ($0.90) ($27.70)

    UnionFed Financial Corporation and Subsidiaries
   Consolidated Statements of Cash Flows - Unaudited
                 (Dollars in Thousands)

                                                           Nine Months Ended
                                                           March 31, March 31,
                                                             1994       1993

Cash Flows From Operating Activities:
Net loss                                                   ($16,646)  ($20,636)
Adjustments to reconcile net loss to cash provided by
    operating activities:
         Accretion of fees and discounts                       (783)    (1,974)
         Depreciation and amortization                        1,744      3,243
         Provisions for loan and real estate losses          20,266     29,052
         (Gain)/loss on sale and write-down of investment
            securities and mortgage-backed securities, net    1,138     (3,665)
         Gain on sales of loans                              (1,180)    (1,529)
         Gain on sales of loan servicing                       (904)    (1,845)
         Loss on sale of real estate                          1,194          -
         Gain on sales of branches                           (1,496)    (1,315)
         Federal Home Loan Bank stock dividends                (203)      (191)
Proceeds from sales of investment securities, held for
     sale                                                    12,275    165,053
Purchases of investment securities, held for sale                 -   (106,335)
Mortgage-backed securities purchased, held for sale         (75,314)   (59,643)
Loans originated and purchased, held for sale              (189,189)  (243,226)
Proceeds from sales of mortgage-backed securities,
     held for sale                                          138,569     94,253
Proceeds from sales of loans, held for sale                 117,645    119,900
Proceeds from sale of loan servicing                          4,400      1,917
Decrease in interest and dividends receivable                   629      2,859
Decrease in income tax refund receivable                          -     15,726
(Increase) decrease in prepaid expenses and other assets      1,308     (1,108)
Decrease in interest payable                                   (332)    (1,701)
Decrease in accounts payable and accrued liabilities         (8,043)    (8,303)
Increase (decrease) in deferred income taxes                     (6)     2,307

                Net cash used in operating activities         5,072    (17,161)

Cash Flows From Investing Activities:
Proceeds from maturities of investment securities            16,851    205,877
Proceeds from sale of investment securities, held for
     investment                                              12,009          -
Purchases of investment securities, held for investment    (119,878)         -
Principal reductions on mortgage-backed securities           18,235    140,391
Principal reductions on loans                                91,919      9,742
Loans originated, held for investment                       (11,097)   (30,628)
Net change in undisbursed loan funds                         (2,280)    (4,272)
Acquisitions of real estate                                  (5,733)    (3,194)
Proceeds from disposition of real estate                     39,723     38,088
Redemption of Federal Home Loan Bank stock                    1,491     17,816
Sale of branches, net                                          (122)   (84,339)
Other, net                                                      530      5,166

                Net cash provided by investing activities    41,648    294,647

     UnionFed Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited (continued)
                 (Dollars in Thousands)
                                                           Nine Months Ended
                                                           March 31, March 31,
                                                             1994       1993
Cash Flows From Financing Activities:
Net decrease in deposits                                   ($13,950) ($100,582)
Proceeds from short-term borrowings                          14,525          -
Repayment of short-term borrowings                          (14,858)         -
Repayment of medium-term note                                     -     (7,000)
Repayment of long-term borrowings                              (976)    (4,929)
Additional FHLB advances                                    545,000     50,000
Repayments of FHLB advances                                (625,000)  (150,000)
Proceeds from issuance of common stock                       44,100          -

                Net cash used in financing activities       (51,159)  (212,511)

Net increase in cash and cash equivalents                    (4,439)    64,975
Cash and cash equivalents at beginning of period             35,798     44,881

Cash and cash equivalents at end of period                  $31,359   $109,856

Sale of Branches, net:
         Loans and mortgage-backed securities              $163,719    $55,253
         Premises and equipment                               1,471      1,353
         Excess of cost over net assets acquired                 38        986
         Other assets                                           (36)       117
         Deposits                                          (166,218)  (142,948)
         Other liabilities                                     (592)      (415)
         Gain on sale                                         1,496      1,315

                 Net cash used by sale of branches, net       ($122)  ($84,339)

Supplemental disclosures of cash flow information:
Cash paid for:
        Interest (net of amount capitalized)                $28,998    $54,971
        Delaware franchise tax                                   40         45

Non-cash Investing and Financing activities:
        Additions to real estate acquired in settlement
             of loans                                        15,088     31,248
        Loans exchanged for mortgage-backed securities      126,464    123,203
        Loans to facilitate the sale of real estate           8,196      2,436
UnionFed Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1- In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) that are necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three and nine month periods ended March 31, 1994 and 1993, and the cash flows for the nine month periods ended March 31, 1994 and 1993. The results of operations for the three and nine month periods ended March 31, 1994, are not necessarily indicative of operations to be expected for the entire year.

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

2- Securities to be held for indefinite periods of time and not necessarily intended to be held to maturity or on a long-term basis are classified as held for sale and carried at the lower of amortized cost or market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk, capital maintenance requirements and other factors. Certain loans and mortgage-backed securities purchased or originated with the purpose of holding for possible sale are also classified as held for sale, and carried at the lower of amortized cost or market value.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATIONS

UnionFed Financial Corporation (the "Company"), whose principal subsidiary is Union Federal Bank, a federal savings bank (the "Bank"), reported a net loss of $5.3 million and $16.6 million for the three and nine month periods ended March 31, 1994, or $0.20 and $0.90 per share, compared to a net loss of $8.9 million and $20.6 million, or $11.97 and $27.70 per share, for the same periods in fiscal 1993.

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

On September 28, 1993, the Company successfully completed a recapitalization through the sale of common stock to investors, management and stockholders (the "Offerings") and received net proceeds of $44.1 million. As a result of the recapitalization, the Company has approximately 27.2 million shares outstanding and has issued warrants entitling certain investors to purchase an additional
6.9 million shares at $2.33 per share up to five years after the closing. Contribution to the Bank of the capital raised by the Company enabled the Bank to achieve capital levels in excess of the 4% leverage (core), 4% tier one risk-based and 8% total risk-based capital ratios required by the OTS. The OTS subsequently terminated the Bank's Prompt Corrective Action Directive in light of the improvement in the Bank's capital ratios to levels in excess of requirements for an "adequately capitalized" savings bank.

At March 31, 1994, the Bank's regulatory capital ratios reflect operating losses since the recapitalization date aggregating $12.6 million. As further described under "Regulatory Capital Compliance", at March 31, 1994 the Bank's leverage
(core) capital ratio was 4.80%, the tier one risk-based capital ratio was 6.77%, and the total risk-based capital ratio was 8.03% compared to requirements of 4%, 4% and 8% respectively. Any failure to meet OTS capital requirements in the future would require the Bank to submit a capital plan to the OTS and would subject the Bank to certain operating restrictions.

As further described under "Allowance for Loan and Real Estate Losses", the Bank maintains valuation allowances for estimated losses on loans and real estate. Provisions for loan and real estate for the quarter ended March 31, 1994 include the results of the Bank's review of current loss exposure and also reflect the recommendations for asset valuation resulting from the recently completed annual regulatory examination performed by the OTS. However, as requested by the OTS, the Bank is obtaining current appraisals for certain commercial real estate loans and properties having an aggregate carrying value of $44 million at March 31, 1994. These appraisals will be reviewed by the Bank for potential loss exposure when they are received.

At March 31, 1994, the Company has unused net operating losses for federal income tax and California franchise tax purposes of approximately $49 million and $33 million, respectively. Stockholders and prospective investors should be aware that if any person (including any existing stockholder) acquires stock that would cause such person to own 5% or more of the Company's common stock, the Company's ability to use its net operating losses likely will be significantly limited. Such limitation could result in increased tax liabilities for the Company with a corresponding decrease in the Company's net income and stockholders' equity. Stockholders and prospective investors requiring further information on the Company's ability to use its net operating losses should contact the Company.

Financial High(Dollars in  thousands except per share)

For the three months ended March 31,       1994         1993

Net interest income                        $7,604        $6,763
Provision for losses on loans               1,986         7,938
Non-interest income                        (1,612)        4,671
Non-interest expense                        9,324        12,411
Loss before income taxes                   (5,318)       (8,915)
Income tax expense (benefit)                    2             3
Net Loss                                   (5,320)       (8,918)
Loss per share                              (0.20)       (11.97)
Loans originated and purchased             46,600        79,186
Mortgage-backed securites purchased        22,288       104,303
Loans sold                                 35,734        65,751
Mortgage-backed securities sold            99,285        93,009
Interest rate spread during period           3.84%         2.61%

For the nine months ended March 31,        1994         1993

Net interest income                       $22,226       $18,468
Provision for losses on loans              11,850        15,898
Non-interest income                         5,785        11,669
Non-interest expense                       32,804        40,871
Loss before income taxes                  (16,643)      (26,632)
Income tax expense (benefit)                    3        (5,996)
Net Loss                                  (16,646)      (20,636)
Loss per share                              (0.90)       (27.70)
Loans originated and purchased            200,286       209,927
Mortgage-backed securites purchased        75,314       123,570
Loans sold                                203,243        75,407
Mortgage-backed securities sold           216,446       190,916
Interest rate spread during period           3.54%         2.32%

Other information                        03/31/94     06/30/93

Total Assets                             $918,949    $1,161,945
Loan and morgage-backed security portfoli 676,773       954,890
Deposits                                  841,878     1,022,046
Loans serviced for others                 153,167       545,787
Stockholders' equity                       44,496        17,042
Nonperforming assets, net                  54,821        73,941
Nonperforming assets, net
  to total assets                            5.97%         6.36%
Nonperforming assets and
  restructured loans, net                 167,952       236,473
Nonperforming assets and restructured
  loans, net to total assets                18.28%        20.35%
Classified assets to total assets           25.45%        22.21%
End of period interest spread                3.26%         3.55%

Financial Condition


The Company's consolidated assets totaled $919 million at March 31, 1994, a reduction of $242.9 million or 20.9% compared to June 30, 1993. This decrease is primarily due to the sale of four branches during the quarter ended September 30, 1993 and the Company's efforts to reduce total assets to facilitate compliance with OTS capital requirements. See "Regulatory Capital Compliance." Stockholders' equity totaled $44.5 million at March 31, 1994, compared to $17.0 million at June 30, 1993. The increase is attributable to the net proceeds of $44.1 million raised from the Company's successful recapitalization partially offset by the net loss of $16.6 million for the nine months ended March 31, 1994.



Capital Resources and Liquidity

The Bank's sources of funds include deposits, advances from the FHLB and reverse repurchase agreements, proceeds from sales of investment securities, mortgage-backed securities ("MBS") and loans held for sale, repayments of MBS and loans, and sales of real estate. Prepayments on MBS and loans and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions.

With the approval of the OTS, the Bank further reduced its current branch system. Four branches were sold in the quarter ended September 30, 1993, representing $166 million in deposits. The sale was funded by sales of a like amount of loans and MBS, previously classified as held for sale.

Sales of MBS and loans held for sale and loan repayments represented the principal sources of funds during the three and nine month periods ended March 31, 1994. Sales of MBS held for sale totalled $99.3 million and $216.4 million, respectively, compared to $93.0 million and $190.9 million in the comparable 1993 periods. Sales of loans held for sale amounted to $35.7 million and $203.2 million in the three month and nine month periods ended March 31, 1994, compared to $65.8 million and $75.4 million in the comparable 1993 periods. Loan repayments totaled approximately $26.0 million and $100.8 million during the three and nine month periods ended March 31, 1994, compared to $44.0 million and $146.4 million during the comparable 1993 periods.

During the quarter ended March 31, 1994, $5 million of short term FHLB advances matured and were paid off with excess funds received from loan sales and loan repayments. At March 31, 1994, the Bank did not have any borrowings from reverse repurchase agreements.

At March 31, 1994, cash, investments and cash equivalents totaled $172.6 million. The principal measure of liquidity for a savings institution is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The minimum set by federal regulators is 5%. At March 31, 1994, the Company's ratio was 6.7% compared to 6.5% at June 30, 1993.

Historically, the primary source of cash for the Company has been dividends from the Bank. The Bank does not expect to distribute dividends in the foreseeable future.


Regulatory Capital Compliance

FDICIA established new capital standards for savings institutions, including three capital requirements: a "leverage (core) limit," a "tier 1 risk-based limit" and a "total risk-based capital" requirement. Under the OTS regulations implementing FDICIA, an institution is treated as "well capitalized" if its ratio of core capital to total assets is at least 5.0%, its ratio of core capital to risk weighted assets is at least 6.0%, its ratio of total capital to risk weighted assets is at least 10.0%, and it is not subject to any order or directive of the OTS to meet a specific capital level. An institution will be "adequately capitalized" if its ratio of core capital to total assets is at least 4.0%, its ratio of core capital to-risk-weighted assets is at least 4.0%, and its ratio of total capital to risk weighted assets is at least 8.0%. An institution whose capital does not meet the amounts required to be "adequately capitalized" will be treated as "undercapitalized." In late September, 1993 the Company completed an equity offering and contributed net proceeds of $44.1 million to the Bank. Since the recapitalization of the Bank in September, 1993, the Bank has been classified as "adequately capitalized" for purposes of the prompt corrective action system.

Following is a reconciliation of the Bank's stockholder's equity to federal regulatory capital, and a comparison of such regulatory capital to the requirements of the OTS for an "adequately capitalized" institution, as of March 31, 1994 (in thousands):

                                  Leverage      Tier 1         Total
                                   (Core)   %  Risk Base  %  Risk Base  %

GAAP Equity                       $44,195       $44,195       $44,195
Non-allowable assets:
  Investment in Uni-Cal Financial     (92)          (92)          (92)
Additional capital items:
  Assets required to be deducted                                  (66)
  General loan loss reserves            -             -         8,232
Bank Regulatory Capital            44,103 4.80%  44,103 6.77%  52,269 8.03%
Minimum capital requirement        36,754 4.00%  26,047 4.00%  52,094 8.00%
Capital excess (deficiency)        $7,349 0.80% $18,056 2.77%    $175 0.03%




A primary objective of the Bank is to remain in compliance with OTS capital requirements. Key components of the Bank's strategic plan are to (i) continue to reduce non-performing assets and real estate investments and (ii) increase profitability of the core bank by reducing general and administrative expenses and increasing mortgage banking revenues and fee income. Any failure to meet OTS capital requirements in the future would require the Bank to submit a capital plan to the OTS and would subject the Bank to certain operating restrictions.


Mandatory Sanctions Tied to Prompt Corrective Action Capital Categories:

Capital Restoration Plan. An institution that is undercapitalized must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. The capital restoration plan must specify the steps the institution will take to become adequately capitalized, the levels of capital the institution will attain while the plan is in effect, the types and levels of activities the institution will conduct, and such other information as the OTS may require. The OTS must act on the capital restoration plan expeditiously, and generally not later than 60 days after the plan is submitted. The OTS may approve a capital restoration plan only if the OTS determines that the plan is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed.
Limits on Expansion. An institution that is undercapitalized, even if its capital restoration plan has been approved, may not acquire an interest in any company, open a new branch office, or engage in a new line of business unless the OTS determines that such action would further the implementation of the institution's capital plan or the FDIC approves the action. An undercapitalized institution also may not increase its average total assets during any quarter except in accordance with an approved capital restoration plan.

Capital Distributions. An undercapitalized savings institution may not pay dividends or other capital distributions, with the exception of repurchases or redemptions of the institution's shares that are made in connection with the issuance of additional shares to improve the institution's financial condition and that are approved by the FDIC. Undercapitalized institutions also may not pay management fees to any company or person that controls the institution.

Brokered Deposits and Benefit Plan Deposits. An undercapitalized savings institution cannot accept, renew, or rollover deposits obtained through a deposit broker, and may not solicit deposits by offering interest rates that are more than 75 basis points higher than market rates. Savings institutions that are adequately capitalized but not well capitalized must obtain a waiver from the FDIC in order to accept, renew, or rollover brokered deposits, and even if a waiver is granted may not solicit deposits, through a broker or otherwise, by offering interest rates that exceed market rates by more than 75 basis points.

Institutions that are ineligible to accept brokered deposits can only offer FDIC insurance coverage for employee benefit plan deposits up to $100,000 per plan, rather than $100,000 per plan participant, unless, at the time such deposits are accepted, the institution meets all applicable capital standards and certifies to the benefit plan depositor that its deposits are eligible for coverage on a per-participant basis.


Discretionary Sanctions Tied to Prompt Corrective Action Capital Categories.

Operating Restrictions. With respect to an undercapitalized institution, the OTS will, if it deems such actions necessary to resolve the institution's problems at the least possible loss to the insurance fund, have the explicit authority to:


(a) order the institution to recapitalize by selling shares of capital stock or other securities,

(b) order the institution to agree to be acquired by another depository institution holding company or combine with another depository institution,

(c)  restrict transactions with affiliates,

(d) restrict the interest rates paid by the institution on new deposits the prevailing rates of interest in the region where the institution is located,

(e)  require reduction of the institution's assets,

(f) restrict any activities that the OTS determines pose excessive risk to the institution,

(g)  order a new election of directors,

(h) order the institution to dismiss any director or senior executive officer who held office for more than 180 days before the institution became undercapitalized, subject to the director's or officer's right to obtain administrative review of the dismissal,

(i) order the institution to employ qualified senior executive officers subject to the OTS's approval,

(j) prohibit the acceptance of deposits from correspondent depository institutions,

(k) require the institution to divest any subsidiary or the institution's holding company to divest the institution or any other subsidiary, or

(l) take any other action that the OTS determines will better resolve the institution's problems at the least possible loss to the deposit insurance fund.


If an institution is significantly undercapitalized, or if it is undercapitalized and its capital restoration plan is not approved or implemented within the required time periods, the OTS shall take one or more of the above actions, and must take the actions described in clauses (a) or (b), (c) and (d) above unless it finds that such actions would not resolve the institution's problems at the least possible loss to the deposit insurance fund. The OTS may also prohibit the institution from making payments on any outstanding subordinated debt or entering into material transactions outside the ordinary course of business without the OTS's prior approval.

The OTS's determination to order one or more of the above discretionary actions will be evidenced by a written directive to the institution, and the OTS will generally issue a directive only after giving the institution prior notice and an opportunity to respond. The period for response shall be at least 14 days unless the OTS determines that a shorter period is appropriate based on the circumstances. The OTS, however, may issue a directive without providing any prior notice if the OTS determines that such action is necessary to resolve the institution's problems at the least possible loss to the deposit insurance fund. In such a case, the directive will be effective immediately, but the institution may appeal the directive to the OTS within 14 days.

Receivership or Conservatorship. In addition to the mandatory appointment of a conservator or receiver for critically undercapitalized institutions, the OTS or FDIC may appoint a receiver or conservator for an institution if the institution is undercapitalized and (i) has no reasonable prospect of becoming adequately capitalized, (ii) fails to submit a capital restoration plan within the required time period, or (iii) materially fails to implement its capital restoration plan.


Asset Liability Management

Savings institutions are subject to interest rate risk to the degree that interest bearing liabilities reprice or mature more rapidly or on a different basis than interest earning assets. A principal objective of the Company is to manage the effects of adverse changes in interest rates on the Company's net interest income, while maintaining asset quality. To reduce its total risk-weighted assets and comply with the OTS capital requirements at March 31, 1994, the Bank purchased $115 million of short term Treasury notes with the proceeds received from the sales of investment securities and MBS held for sale, which caused an increase in total assets repricing in less than one year. However, liabilities repricing within one year have been declining in the past nine months primarily due to the pay-off of FHLB advances and decrease in deposits. As a result, the Bank reported a one year static gap of positive 15% at March 31, 1994, compared to positive 1% at June 30, 1993.



During the second fiscal quarter ended December 31, 1993 the Bank purchased approximately $50 million of GNMA and FNMA mortgage-backed securities designated as held for sale. These securities were purchased to enhance net interest income, and the net spread approximated 2.5%. In the following quarter ended March 31, 1994, approximately $40 million of these securities were sold when interest rates rose as a result of the Federal Reserve Bank's actions to tighten credit. At approximately the same time, the Bank also sold $42 million of fixed rate investment securities which had previously been acquired and held for sale. The combined realized loss on sales of mortgage-backed securities and investment securities during the quarter ended March 31,1994 totalled $2.1 million. At March 31, 1994 mortgage-backed securities and investment securities held for sale having a market value of $42.5 million were redesignated as held for investment, concurrent with the recognition of the write-down of $426 thousand to adjust the carrying value of these securities to the lower of cost or market value.

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

During the three and nine month periods ended March 31, 1993, the Company originated loans totalling $40.2 million and $193.9 million, a decrease of 20.7%, and an increase of 10.4%, over the comparable periods in the prior year. Substantially all of the Company's fixed rate loan originations and purchases are expected to be sold into the secondary markets on a servicing released basis. The Bank sold approximately $37 million and $502 million of servicing rights, resulting in net gains (after reflecting adjustments for prepayments) of $229 thousand and $905 thousand, respectively, in the three and nine month periods ended March 31, 1994.

At March 31, 1994, loans and MBS with adjustable rates represented 69.2% of the
Bank's loan and mortgage-backed securities portfolio.   Adjustable rate loans
comprised 44.6% and 26.2% of loan originations and purchases for the three and nine month periods ended March 31, 1994, an increase from 19.7% and 21.4% for the similar periods one year ago.

Net Interest Income

Net interest income, before provisions for loan losses, increased to $7.6 million and $22.2 million for the three and nine month periods ended March 31, 1994, from $6.8 million and $18.5 million for the same periods ended March 31, 1993. The increase is primarily attributable to the improved interest rate spreads and a substantial reduction in non-performing assets.

The during period spread rose in the three and nine month periods ended March 31, 1994, to 3.84% and 3.54% compared to 2.61% and 2.32% in the same periods ended December 31, 1993. The increase is largely due to significant decreases in the Bank's cost of funds in excess of decline in yields on loans and investments. The difference between average interest-earning assets and interest-bearing liabilities ("net average earning balance") improved by approximately $47 million for the three and nine month periods ended March 31, 1994 as compared to the same periods a year ago, principally due to dispositions of non-earning assets.

Notwithstanding a declining interest rate environment, the weighted average yield on interest-earning assets remained at approximately 7.5% in the past year. This is primarily due to a change in mix of the Bank's earning assets to a lesser percentage of investment securities during the three month and nine month periods ended March 31, 1994. The weighted average cost of interest bearing liabilities declined to 3.63% and 3.96%, respectively, in the three and nine month periods ended March 31, 1994 compared to 4.57% and 5.06% in the same periods ended March 31, 1993. The Bank was able to lower its rates paid on certificates of deposit due to significant decreases in market interest rates. The payoff of high rate long term FHLB advances, commercial deposits and brokered deposits that matured in the quarter ended September 30, 1993, and a lower rate on FHLB advances extended during the past year also contributed to the decline.

The end of period spread decreased to 3.26% at March 31, 1994 from 3.55% at June 30, 1993. The decrease reflected changes in mix of investment securities and MBS. The impact of the decreased yield on the securities exceeded the reduction in borrowing costs between periods.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and real estate acquired in settlement of loans and in substance foreclosures (collectively, "REO").

The following table sets forth the amounts of nonperforming assets held by the Bank at the dates indicated (in thousands):

                                     At           At           At
                                  March 31,    June 30,     March 31,
                                    1994         1993         1993

Nonaccrual loans  (1)               $27,995      $18,979      $17,966
Real estate owned  (2)               16,921       43,621       54,560
In-substance foreclosures,
    net of undisbursed funds  (2)     9,905       11,341       16,184

Total nonperforming assets          $54,821      $73,941      $88,710

Total assets                       $918,949   $1,161,945   $1,258,577

Nonperforming assets, net as
    a percentage of total assets       5.97%        6.36%        7.05%


 (1)    Net of specific reserves.
 (2)    Net of specific reserves and pro-rata allocated REO general rese

Nonaccrual Loans

Nonaccrual loans generally represent loans for which interest accruals have been suspended. The Bank's nonaccrual policy provides that interest accruals generally cease once a loan is past due as to interest or principal for a period of 90 days or more. Loans may also be placed on nonaccrual status even though they are less then 90 days past due if management concludes that there is little likelihood that the borrower will be able to comply with the repayment terms of the loan. At March 31, 1994, nonaccrual loans of $28.0 million had increased by $9.0 million from $19.0 million at June 30, 1993.
The increase reflected the recognition of a major retail center real estate loan as non-performing in March, 1994.

Nonaccrual loans at March 31, 1994 were composed of primarily commercial loans (68%) and single-family loans (29%). At June 30, 1993, nonaccrual loans consisted largely of single-family loans (68%), multi-family loans (25%) and commercial loans (7%). The change in mix is primarily attributable to the increase of commercial nonaccrual loans from $2.7 million at June 30, 1993 to $21.5 million at March 31, 1994.


The following table summarizes the distribution of the Bank's nonaccrual loans by collateral type (in thousands) (1):


                          March 31,    June 30,     March 31,
                            1994         1993         1993

1-4 Unit residential and
      mortgage-backed sec    $8,034     $12,875       $11,979
Multifamily                     679       4,332         4,942
Commercial:
  Land                        1,328           -             -
  Hotel/Motel                 1,154       1,154           650
  Retail                     16,248           -             -
  Other                         328         328           119
       Total commercial      19,058       1,482           769
Total real estate loans      27,771      18,689        17,690
Consumer loans (2)              224         289           276
Total nonaccrual loans      $27,995     $18,978       $17,966



(1) Balances are net of contra deductions, loans in process and specific valuation allowances.
(2)  Consumer loans include mobile home loans.

REO

REO consists of real estate acquired in settlement of loans and loans accounted for as in-substance foreclosures. When there is indication that a borrower will not make all the required payments on a loan; the borrower no longer has equity in the property collateralizing a loan; it appears doubtful that equity will be rebuilt in the foreseeable future; or the borrower has (effectively or actually) abandoned control of the collateral, the property is considered repossessed in-substance (in-substance foreclosure). Real estate acquired in settlement of loans is initially recorded at fair value of the collateral, less estimated selling cost. Subsequently, valuation allowances for estimated losses are charged to real estate operations expense if the carrying value of real estate exceeds estimated fair value. The Bank does not accrue interest income on loans classified as-in-substance foreclosures and reported as REO. However, if a borrower continues to pay interest on an in-substance foreclosed loan, it is recognized when received as income from real estate operations.

Real estate acquired in settlement of loans decreased to $16.9 million at March 31, 1994, from $43.6 million at June 30, 1993. In-substance foreclosures decreased to $9.9 million at March 31, 1993 from $11.3 million at June 30, 1993. The decrease is attributable primarily to the sales of real estate properties totalling $40.9 million and charge-offs or write-downs of $8.4 million, partially offset by additional foreclosures of approximately $19.8 million during the nine months ended March 31, 1994.

The following table summarizes the distribution of the Bank's REO by collateral type (1):
                             March 31,     June 30,        March
                               1994          1993          1993

1-4 Residential                 $2,762        $3,433        $4,872
Multifamily                      5,487         5,451         7,677
Commercial:                          -                           -
     Retail                          -         2,445         4,369
     Land                       11,759        22,654        31,945
     Hotel/Motel                     -             -             -
     Manufacturing/Warehouse         -         1,377         1,369
     Office                      6,115         9,384         8,980
     Other                           -         1,239             -
          Total Commercial      17,874        37,099        46,663
Construction:
     Residential                     -         8,979         5,234
     Commercial                    684             -         6,225
          Total construction       684         8,979        11,459
Total real estate               26,807        54,962        70,671
Consumer (2)                        19             -            73
Total REO                      $26,826       $54,962       $70,744

(1) Balances are net of contra deductions, loans in process, and real estate general and specific valuation allowances.
(2)  Consumer REO's include mobile home REO's.

Restructured Loans

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

Restructured loans which are performing in accordance with their new terms and, therefore, are not included in nonaccrual loans, amounted to $113.1 million at March 31, 1994. This is a decrease from $162.5 million at June 30, 1993. The reduction is due to approximately $29 million of restructured loans no longer designated as restructured loans due to the resumption of principal payments and the loan reaching an effective market rate of interest, recognition of $16 million as non-performing loan and $3 million as in-substance foreclosures.

The following table summarizes the distribution of the Bank's restructured loans by collateral type (1):
                               March 31,     June 30,      March 31,
                                 1994          1993          1993
(In thousands)
Multifamily                      $85,929       $90,627       $92,494
Commercial:
     Retail                        4,724        44,630        34,807
     Land                              -         3,325         3,325
     Hotel/motel                   8,083         8,930        11,575
     Storage facilities                -         6,733         6,733
     Office                        5,552         6,587         7,657
     Other                         8,844         1,700         8,954
         Total commercial         27,203        71,905        73,051
Construction - residential             -             -         5,460

Total restructured loans        $113,132      $162,532      $171,005

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

The table below presents the Bank's total classified loan portfolio, including classified restructured loans described on page 20, at the dates indicated:

                       March 31,    June 30,     March 31,
Substandard              1994         1993         1993

Residential 1-4           $8,034      $14,268      $13,108
Multifamily              132,663      119,468      123,164
Commercial                56,764       56,947       65,896
Construction               5,391        8,074       17,659
Consumer                   2,132          954        1,660
                         204,984      199,711      221,487
Doubtful

Multifamily                  261        3,428        2,842
Commercial                     -        1,272          827
Consumer                       -          598          823
                             261        5,298        4,492

     TOTAL              $205,245     $205,009     $225,979





The table below summarizes the Bank's classified loans by performance status at March 31, 1994:

Performance Status                            Classified Loans

Nonaccrual (page 18)                               $27,995
Restructured - performing (classified portion)     110,732
Other classified loans currently performing         66,518
     Total classified loans                       $205,245


Real Estate Held for Investment, Development or Sale

Real estate held for investment, development or sale at March 31, 1994 is comprised of the real estate remaining from the Bank's branches that have been sold and Uni-Cal's wholly owned investments. At March 31, 1994, real estate held for investment, development or sale totaled $1.2 million compared to $1.9 million at June 30, 1993. The decrease during the nine months is principally due to $807 thousand of additional real estate loss provision recorded against Uni-Cal's REI properties during the quarter ended March 31, 1994.


Allowance for Loan and Real Estate Losses

Valuation allowances for estimated losses on loans and real estate are established on a specific and general basis. Specific reserves are determined based on a difference between the carrying value of the asset and the fair value or cost, as appropriate. General valuation allowances are determined based on historical loss experience, current and anticipated levels and trends of delinquent and nonperforming loans and the mix of classified assets, which is used to measure the risk in the loan portfolio.

The provision for estimated losses on loans totalled $2.0 million and $11.9 million for the three and nine months ended March 31, 1994 compared to $7.9 million and $15.9 million in the three and nine months ended March 31, 1993. The provisions to the allowance for loan losses in the three and nine month periods ended March 31, 1993 reflects further market deterioration of certain multi-family real estate loans. The provision for estimated losses on real estate for the three month and nine month periods ended March 31, 1994 totaled $1.4 million and $8.4 million compared to $3.3 and $13.2 million in the year earlier comparable periods. The provisions were largely due to the write down of REO to reflect current fair values based on sales offers and/or recent appraisals.

The following table sets forth the Bank's general and specific valuation allowances for loan and real estate losses at the dates indicated:

                                     At           At           At
                                  March 31,    June 30,     March 31,
                                    1994         1993         1993

Loan general                        $15,617      $17,951      $18,228
Loan specific                        10,519        2,622        2,885
Total loan allowance                $26,136      $20,573      $21,113

Real estate general                  $1,431       $2,774       $4,006
Real estate specific                 16,297       22,604       23,661
Total real estate allowance         $17,728      $25,378      $27,667

Total valuation allowances          $43,864      $45,951      $48,780


Non-interest Income and Expense

For the three month and nine month periods ended March 31, 1994, non-interest income was a net loss of $1.6 million and net income of $5.8 million, respectively, compared to net income of $4.7 million and $11.7 million for the comparable periods of the prior year.

Realized losses on sale of investment securities and MBS available for sale were $1.9 million and $560 thousand for the three and nine month periods ended March 31, 1994 compared to net gains of $1.7 million and $3.7 million for the corresponding periods of the prior year. Additional write-downs of $426 thousand and $586 thousand were recognized during the three and nine month periods ended March 31, 1994. These-write-downs were to adjust the securities to the lower of cost or market at the respective quarterly valuation dates. Sales of loans, MBS and investment securities are part of the Bank's overall strategy of reducing asset size to facilitate capital compliance.

Gains / loss on sales of loans available for sale and loan servicing totalled a net loss of $23 thousand and a net gain of $2.1 million, respectively, for the three month and nine month periods ended March 31, 1994 compared to $1.2 million and $3.4 million for the corresponding periods of the prior year. Loan servicing sales consisted of sale of retained loan servicing, generated primarily from loan production. Such sales permit the Company to realize the full economic value for loan origination activity at the time of sale rather than over the life of the servicing assets.

The Company sold four branches in the quarter ended September 30, 1993, resulting in a gain of $1.5 million. The branch sale was contemplated in the Company's strategic plan and the Capital Restoration Plan.

Loan servicing fees, net of amortization of servicing assets, totalled $78 thousand and $774 thousand for the three and nine month periods ended March 31, 1994, compared to $149 thousand and $1 thousand for the corresponding periods of the prior year. The overall increase from prior year is principally attributable to a lower level of prepayments.

General and administrative expenses decreased to $7.0 million and $21.9 million for the three and nine month periods ended March 31, 1994 from $8.1 million and $23.9 million for the corresponding periods of the prior year, a reduction of approximately 14% and 8%, respectively. This decrease reflects the Company's successful ongoing cost cutting efforts. However, the annualized ratio of general, administrative and other expenses to average assets increased to 2.85% in the nine month period ended March 31, 1994 from 2.16% in the corresponding nine month period one year ago, reflecting the lower level of average total assets. Management continues to search for methods of reducing general and administrative expenses. However, operating expenses continue to be burdened by the cost of resolution of problem assets as well as regulatory procedural compliance.


Real estate operations resulted in a loss of $2.4 million and $10.9 million for the three month and nine month periods ended March 31, 1994, compared to $4.3 million and $17.0 million for the three month and nine month periods ended March 31, 1993, due largely to the loss provisions discussed above. Real estate operations include the operations of Uni-Cal and the results of operations of the Bank's REO. The Company is continuing to experience real estate losses as a result of disposition of properties in the current distressed market for residential and commercial real estate and the high costs of management of foreclosed properties pending sale.

Income Taxes

At March 31, 1994, the company had unused net operating losses for federal income tax and California franchise tax purposes of approximately $49 million and $33 million, respectively. The Company raised additional capital of $44.1 million through the sale of common stock.

Section 382 generally provides that if a corporation undergoes an "ownership change", the amount of taxable income that the corporation may offset after the date of the ownership change (the "Change Date") with net operating loss carry forwards and certain built-in losses existing on the Change Date will be subject to an annual limitation. The Company does not anticipate the recognition of significant taxable income in the current fiscal year ending June 30, 1994. The ability to offset taxable income in future years against net operating loss carry forwards will depend in part on whether an ownership change should occur up to three years following the September, 1993 recapitalization.
Based on current ownership information available to the Company, the Company believes that the sale of common stock in September, 1993 did not cause an ownership change under Section 382 of the Internal Revenue Code.

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






























The following table summarizes the Company's real estate loan portfolio by property type, geographic location and risk concentration at March 31, 1994 (1).

                           California Florida  Maine  Arizona All Othe  Total
(In thousands)
1-4 unit residential and
 mortgage-backed securities  $231,150      $0      $0  $4,020  $1,212 $236,382
Multifamily                   198,918       0       0       0       0  198,918
Commercial:
     Retail                   104,150       0  16,334       0       0  120,484
     Land                      10,097   8,412       0       0      22   18,531
     Hotel/motel               29,949   2,153   3,060   2,273   6,300   43,735
     Mobile home parks            798       0       0     940  13,498   15,236
     Storage facilities        32,460       0       0       0       0   32,460
     Office                    13,037       0       0       0       0   13,037
     Med/hosp                   1,559       0       0       0       0    1,559
        Total commercial      192,050  10,565  19,394   3,213  19,820  245,042

Construction:
     Residential               11,453       0       0       0       0   11,453
     Commercial                     0       0       0       0       0        0
     Residential lots               0       0       0       0       0        0
         Total construction    11,453       0       0       0       0   11,453

Totals March 31, 1994        $633,571 $10,565 $19,394  $7,233 $21,032 $691,795

% of real estate loans          91.58%   1.53%   2.80%   1.05%   3.04%  100.00%

Totals June 30, 1993         $884,596 $12,521 $19,460  $5,631 $39,119 $961,327

% of real estate loans          92.02%   1.30%   2.02%   0.59%   4.07%  100.00%


(1)      Principal balances before deduction of loan-in-process, deferred income, discounts premiums and allowance for losses.

                      UNIONFED FINANCIAL CORPORATION


Part II   Other Information

     Item 1.   None

     Item 2.   None

     Item 3.   None

     Item 4.   None

     Item 5.   None

     Item 6.   Exhibits and Reports on Form 8-K

               A)   Exhibits

                    Amendment to Employment Agreement by and among UnionFed Financial Corporation, Union Federal
                    Bank and David S. Engelman.


               B) There were no reports on Form 8-K filed for the three month period ended March 31, 1994.

                     AMENDMENT TO EMPLOYMENT AGREEMENT


          This Amendment to Employment Agreement ("Amendment") is entered into as of December 1, 1993, by and among UNIONFED
FINANCIAL CORPORATION, a Delaware corporation ("UnionFed"), UNION
FEDERAL BANK, a federal savings bank ("Union Federal") and DAVID S. ENGELMAN ("Executive").

          WHEREAS, UnionFed and Union Federal desire to continue to have the benefits of Executive's knowledge and experience as a full-time employee and consider such employment a vital element to protecting and enhancing the best interests of UnionFed, Union Federal and their shareholders, and Executive desires to continue to be employed full-time with UnionFed and Union Federal; and

          WHEREAS, UnionFed, Union Federal and Executive are parties to an Employment Agreement entered into as of April 1, 1991 (the "Agreement") which provides for the employment of Executive on the terms provided for therein; and

          WHEREAS, UnionFed, Union Federal and Executive desire to amend the Agreement to extend the term thereof and amend the provisions of the Agreement in certain respects as provided for herein;

          NOW, THEREFORE, in consideration of the premises and the mutual covenants set forth herein, the parties hereto agree as follows:

          1.   Term.  The "Employment Period" provided for in
section 1 of the Agreement shall be and hereby is extended until June 30, 1997. On or before July 1, 1995, and annual thereafter on or before each July 1, the Boards of Directors of UnionFed and Union Federal shall review whether the employment period shall be extended and the terms of any extension.

          2. Duties. The last sentence in section 2 in the Agreement is hereby deleted as inapplicable following Executive's departure from the Board of Directors of Commercial Federal Bank.

          3.  Compensation.

          (a) Executive's base salary under Section 3(a) of the Agreement shall be $300,000 for the fiscal year ending June 30, 1994.

          (b) Executive's bonus shall be determined on a fiscal year basis commencing with the fiscal year ending June 30, 1994 and shall be determined in accordance with section 3(c) of the Agreement. The last sentence of section 3(c) is amended to read in full as follows:

          "The level of Executive's annual bonus in excess of the minimum guaranteed annual bonus, if any, shall be determined by the Executive Compensation and Stock Option Committee of UnionFed based upon the achievement of objective targets and goals to be established by such committee in consultation with Executive."

          (c) In order to permit a review of Executive' compensation, including bonus, on a fiscal year basis, the last paragraph of section 3 of the Agreement is hereby amended to read in full as follows:

          "The Boards of Directors of UnionFed and Union Federal shall review the compensation of Executive annually during June to determine whether an increase is indicated in Executive's compensation for the upcoming fiscal year. Bonuses for each fiscal year shall be determined and paid prior to September 1 following the end of the fiscal year (provided that if audited financial statements are not yet available such date may be extended to not later than October
     1). At no time during the term of this Agreement shall Executive's annual compensation be less than the amounts and amounts specified in this Section 3."

          4.   Employee Benefits.

          (a) Section 4(b) of the Agreement shall be amended to insert the following sentence as the second sentence thereof:

          "In addition to the term life insurance provided to Executive in accordance with such plans, Executive shall be provided with $500,000 of whole life insurance on a split dollar premium payment arrangement with an insurance company acceptable to Executive, with the terms thereof approved by the Executive Compensation and Stock Option Committee."

          (b) Section 4(c) of the Agreement is amended to add the following language:

          "UnionFed and Union Federal acknowledge that Union Federal has established its 1991 Supplemental Retirement Income Plan (the "1991 Plan"), guaranteed by UnionFed, and that UnionFed, Union Federal and Executive have entered into a Participation Agreement with respect to Executive's participation in the Plan. UnionFed and Union Federal acknowledge that Executive has exceeded the number of Minimum Service Months required by the 1991 Plan and the Participation Agreement and that Executive currently is vested for certain benefits as provided in the 1991 Plan and the Participation Agreement."

          (c) Section 4(d) of the Agreement is hereby amended to provide that Executive's automobile allowance shall be $1,000 per month, plus reasonable reimbursement for mileage driven by Executive in the performance of his duties hereunder (excluding commuting miles). Such allowance shall be reviewed annually to determine if any increase is appropriate.

          (d) The following new section 4(g) is hereby added to the Agreement:

          "(g) UnionFed and Union Federal shall cause Executive to be provided legal and/or accounting advice, by professional firms selected by Executive (or reimburse Executive for expenses incurred), in connection with Executive's tax planning (including without limitation income tax, estate and gift tax matters) and preparation of Executive's tax returns, including federal, state and local returns, if any, provided, however, that the obligation of UnionFed and Union Federal hereunder shall not exceed $15,000 in any fiscal year commencing with the fiscal year ending June 30, 1994 and provided, further, that any amount unused in any fiscal year shall accrue and be available for the benefit of Executive in subsequent fiscal years during the term of this Agreement and during the 18 months following the termination of this Agreement or the termination of Executive's employment, whichever is later."

          5. Disability. All references to ninety (90) day disability periods in section 5(b) of the Agreement are hereby amended to be one hundred eighty (180) days.

          6. Stock Options. Section 8(a) is hereby amended to read in full as follows:

          "(a) Grant of Stock Options. Executive acknowledges that he has been granted stock options for 255,000 shares of UnionFed common stock, with an exercise price of $1.75 per share, and for 34,800 shares at an exercise price of $1.875 per share, in each case subject to vesting schedule wherein 25% of such options vest on each September 28 in the years 1995 and 1998. All options granted to Executive shall have a ten year term and all shares delivered under the option grants shall be registered with the Securities and Exchange Commission."

          7. Required Provisions. The following sentence is added to the end of section 9 of the Agreement:

          "Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(d), a copy of which is attached as Exhibit C, and any regulations promulgated thereunder."

          8. Effect on Agreement. Except as modified by this Amendment, the terms and provisions of the Agreement shall remain in full force and effect throughout the term of the Agreement.

          9. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same instrument.

          IN WITNESS WHEREOF, the parties hereto have executed and delivered this Amendment as of the date first above written.

UNIONFED FINANCIAL CORPORATION          EXECUTIVE


By:/s/Ronald M. Griffith           /s/David S. Engelman
   Senior Vice President           David S. Engelman
   General Counsel

UNION FEDERAL BANK,
a federal savings bank


By:/s/Ronald M. Griffith
   Senior Vice President
   General Counsel
Pursuant to the requirements of the Securities Exchange Act
   of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            UnionFed Financial Corporation




Date May 13, 1994                       By /s/ Ronald M. Griffith

                                        Ronald M. Griffith
                                        Senior Vice President
                                        General Counsel, Secretary



Date May 13, 1994                       By /s/ Stephen J. Austin

                                        Stephen J. Austin
                                        Senior Vice President
                                        Chief Financial Officer