Form 10-K
period 1994-06-30
UNIONFED FINANCIAL CORP
filed 1994-09-28
CIK 802223

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1994

                         COMMISSION FILE NUMBER 1-9594


                         UNIONFED FINANCIAL CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                                                  95-4074126
  (State or other jurisdiction of                                         (I.R.S. Employer Identification No.)
  incorporation or organization)

       330 EAST LAMBERT ROAD                                                              92621
         BREA, CALIFORNIA                                                              (Zip Code)
(Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 255-8100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                        Name of each exchange
                Title of each class                                      on which registered
                -------------------                                    -----------------------
            Common Stock, $.01 par value                               New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [x]  Yes                                               [ ]  No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of its Common Stock on September 26, 1994, on the New York Stock Exchange was $17,001,246.

         At September 26, 1994, 27,201,993 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held November 16, 1994 are incorporated by reference in Part III hereof.

================================================================================

                                     PART I
ITEM 1.  BUSINESS

         GENERAL

         UnionFed Financial Corporation ("UnionFed" or the "Company") was incorporated in Delaware in 1986 and is a financial services holding company engaged primarily in the savings and loan business through its wholly-owned subsidiary, Union Federal Bank, a federal savings bank (the "Bank"). The Bank is a federally-chartered stock savings bank which began operations in 1927. The Company became the holding company for the Bank on June 25, 1987 in a transaction approved by the Bank's stockholders and the Federal Home Loan Bank Board (the "FHLBB"), the predecessor of the Office of Thrift Supervision ("OTS"). Unless otherwise indicated, references to "the Company" include the Bank and other subsidiaries of the Bank, including Uni-Cal Financial Corporation ("Uni- Cal"), a wholly-owned real estate subsidiary of the Bank.

         The Bank has experienced significant losses since 1990 as a result of its real estate development activities and its commercial and land development lending activities, which have required significant charge-offs and provisions for loan and real estate losses. The Bank's loan and real estate portfolios have been negatively impacted by the deterioration of real estate markets, particularly for commercial and land development projects, in Southern California and in the other regions of the United States where the Bank previously conducted loan and real estate development activities. In mid-1990, the Company ceased undertaking any new real estate investment and development projects.

         In 1991, the OTS required the Board of Directors to strengthen the Company's management team in connection with the approval of the Bank's prior capital plan. Since April 1991, the new management team brought in by the Board of Directors with the approval of the OTS has directed the Bank's efforts to manage and aggressively dispose of real estate and nonperforming assets and to develop and implement a new strategic direction for the Bank. Nonperforming assets, including nonaccrual loans, real estate acquired in settlement of loans and in-substance foreclosures (REO), have declined from a high of $191.1 million at September 30, 1991 to $61.4 million at June 30, 1994 as a result of real estate sales, significant levels of loan restructurings and write-downs of assets during the period. Assets classified as substandard or doubtful (including problem loans, REO before general valuation allowance, and the Bank's investment in Uni-Cal Financial Corporation) remain high relative to peer institutions in California, aggregating $213.0 million at June 30, 1994, or 23.6% of the Bank's assets. Loss assets have been fully provided for by specific valuation allowances; therefore, they are not included in the total classified assets amount. Restructured loans have decreased to $113.7 million at June 30, 1994 from $162.5 million at June 30, 1993, but increased from $82.0 million at June 30, 1992 and $23.2 million at June 30, 1991 as a result of the Bank's efforts to aggressively manage and work out problem assets.

         In late September, 1993 the Company completed a recapitalization equity offering to investors, management and stockholders (the "Offering") and received net proceeds of approximately $44.1 million. Receipt of this capital resulted in the Bank achieving capital levels in excess of the 4% leverage
(core), 4% Tier 1 risk-based and 8% total risk-based capital ratios required by OTS "Prompt Corrective Action" regulations and by a directive issued by the OTS to the Bank under such regulations (the "Directive"). At such levels, the Bank became an "adequately capitalized" institution under OTS rules. After the recapitalization, the Company had approximately 27.2 million shares outstanding and had issued warrants entitling certain investors to purchase an additional
6.9 million shares at $2.33 per share up to five years after the closing.

         In the fiscal year ended June 30, 1994, the Bank experienced additional losses of $26.5 million primarily due to loan loss provisions and to continued losses from real estate operations. As a result, at June 30, 1994, two of the Bank's regulatory capital ratios, the leverage (core) capital ratio of 3.80% and risk-based capital ratio of 6.99%, were less than the respective required minimum ratios of 4.00% and 8.00%. At June 30, 1994, the Bank's capital was approximately $6 million below the level to be adequately capitalized. The Bank's Tier 1 risk-based capital ratio at June 30, 1994 of 5.74% exceeded the 4.00% minimum requirement. Nonetheless, because the Bank's leverage (core) and Tier 1 risk-based ratios were below regulatory minimums, the Bank was required to file a capital restoration plan with the OTS, and is subject to various regulatory restrictions. See "Regulation and Supervision--FDICIA Prompt Corrective Action Requirements." The Bank filed a capital restoration plan (the "Capital Restoration Plan") with the OTS on September 15, 1994 setting forth the Bank's strategy for achieving regulatory capital compliance by March 31, 1995. See "Capital Restoration Plan" below.

         The Bank conducts its business of attracting deposits and originating mortgage loans through its executive offices in Brea, California and 14 full service branches located in the Southern California counties of Los Angeles, Orange and Ventura. The Bank's strategic core business plan concentrates on enhancing its retail banking network in selected communities and on developing its wholesale mortgage banking business. As part of its plan to consolidate and reduce its branch system to enhance its financial results and competitiveness, the Bank sold 11 branches during fiscal 1993 and 1994, representing approximately $309.1 million in deposits.

         Consolidated assets of the Company at June 30, 1994 were $904 million, down from $1.2 billion at June 30, 1993. The net loss for the fiscal year ended June 30, 1994 of $26.5 million reduced stockholders' equity to $34.7 million, compared to stockholders' equity of $17.0 million at June 30, 1993. The Company's ratio of stockholders' equity to assets was 3.84% at June 30, 1994. The net loss for fiscal 1994 primarily resulted from additional provisions for estimated loan and real estate losses totaling $27.1 million. Approximately $10.6 million of such losses related to five large commercial real estate properties, $5.8 million to five multifamily properties, and $3.7 million to residential and other consumer loans and foreclosed properties. These losses resulted from continued deterioration in the Company's real estate loan and real estate investment portfolios and include write- downs of foreclosed properties to reflect current fair values based on sales offers and/or recent appraisals. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)."

         The executive offices of the Company are located at 330 East Lambert Road, Brea, California 92621 and its telephone number is (714) 255-8100.

CAPITAL RESTORATION PLAN

         Since 1990, the Bank has been the subject of significant regulatory oversight and review by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). On August 1, 1994, when the Bank filed its regular quarterly financial report to the OTS and the report indicated that the Bank's leverage
(core) and risk-based capital ratios at June 30, 1994 had fallen below 4% and 8%, respectively, the Bank became an "undercapitalized" institution under OTS rules. As a result, the Bank was required to file a capital restoration plan with the OTS by September 15, 1994. As submitted to the OTS on September 15, the Capital Restoration Plan contemplates that the Bank will pursue all feasible alternatives for raising capital, including a sale or merger of the Bank or the Bank's branch network or a recapitalization of the Bank through one or more equity or debt offerings. The OTS must act on the Capital Restoration Plan expeditiously, and generally not later than 60 days after the September 15 submission date. The OTS may approve the Capital Restoration Plan only if the OTS determines that the Plan is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed. There can be no assurance that the OTS will approve the Capital Restoration Plan as submitted by the Bank, or that the Bank will be able to achieve the objectives of the Capital Restoration Plan as submitted or as such plan may be revised from time to time.

         The Company's business plan, as described in the Capital Restoration Plan, includes the following key elements:

         o By March 31, 1995, the consumation of a sale or merger of the Bank or of its deposit franchise or a recapitalization of the Bank through one or more equity or debt offerings (which could include a rights offering).

         o Reduction of the Bank's risk profile in order to enhance the prospects for a successful sale or merger or recapitalization transaction, primarily through disposition of the Bank's classified assets, which may include a bulk sale of such assets. However, the Company and the Bank do not intend to implement a bulk sale of classified assets in the absence of a sale or merger of the Bank or of a recapitalization transaction. In addition, the Bank will explore the extent to which a sale or merger transaction or recapitalization can be completed without a bulk sale of classified assets. The Bank has engaged a real estate consulting firm to provide valuation services and, if requested, assist in locating a buyer or buyers for both performing and non-performing assets of the Bank.

         o If an equity or debt recapitalization is pursued, raising sufficient capital to permit the Bank to become "well capitalized" upon completion of such infusion, with an initial leverage (core) ratio of 5% or greater, tier 1 risk- based capital ratio of 5% or greater and an initial total risk-based capital ratio of at least 10%. If an equity recapitalization is pursued together with a bulk sale or sales of loans and real estate assets, the Bank estimates that it would need an additional $28 million of capital, net of expenses, to become "adequately capitalized" and an additional $37 million, net of expenses, to become "well capitalized" at March 31, 1995.

         The Bank intends to pursue a sale or merger of the Bank and all feasible alternatives for maximizing value to the Company's stockholders, including the raising of additional required capital. The nature of any sale or merger transaction or the form of any recapitalization transaction may not be
determined for several months.   A sale or merger transaction may involve cash
consideration or securities of the acquiror, depending upon market interest. A recapitalization could be accomplished through a private offering, through a public offering, through a public offering incorporating a rights offering with or without stand-by purchasers, or through a combination of transactions. Based on investor acceptance, the securities involved in a recapitalization could include common or preferred stock, warrants and debt securities. The securities could be issued by either the Company or the Bank. The Bank may retain one or more investment banking firms in connection with the proposed sale/merger or recapitalization activities.

         There can be no assurance that the OTS will approve the Capital Restoration Plan as submitted or as may be amended by the Bank in the future. As a prerequisite to the OTS's approval of the Capital Restoration Plan, the Bank's performance under the plan must be guaranteed by the Company, up to the lesser of (a) 5% of the institution's total assets at the time the institution became undercapitalized, or (b) the amount necessary to bring the institution into compliance with all capital standards as of the time the institution fails to comply with its capital restoration plan. Such guarantee must remain in effect until the institution has been adequately capitalized for four consecutive quarters, and the Company must provide the OTS with appropriate assurances of its ability to perform the guarantee.

         If the OTS does not approve the Capital Restoration Plan, or if the plan is approved and the Bank does not comply with its terms, the OTS is required to impose certain operating restrictions and may impose additional restrictions if it deems such actions necessary. See "Regulation and Supervision--FDICIA Prompt Corrective Action Requirements" below. The OTS or the FDIC may appoint a receiver or conservator for an institution if the institution is undercapitalized and (i) has no reasonable prospect of becoming adequately capitalized, (ii) fails to submit a capital restoration plan within the required time period, or (iii) materially fails to implement its capital restoration plan.

         If the Bank continues to fail to meet its required capital levels, the operations and future prospects of the Bank will depend principally on regulatory attitudes and actions at the time, including those of the OTS and FDIC, within applicable legal constraints. Such failure could result in the issuance of a cease and desist order or capital directive to the Bank, the imposition of such operating restrictions as the OTS deems appropriate at the time, such other actions by the OTS as it may be authorized or required to take under applicable statutes and regulations and/or the appointment of a conservator or receiver for the Bank. In the event that the Bank were to become "critically undercapitalized," it must be placed in receivership or conservatorship not later than 90 days thereafter unless the OTS and FDIC determine that taking other action would better serve the purposes of prompt corrective action. Such determinations are required to be reviewed at 90-day intervals, and if the Bank remains critically undercapitalized for more than 270 days, the decision not to appoint a receiver would require certain affirmative findings by the OTS and FDIC regarding the viability of the institution. An institution is treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to total assets is equal to or less than 2%. At June 30, 1994, the Bank's "tangible equity" ratio was 3.5%.

LENDING ACTIVITIES

         In the past, the Company's lending activities have emphasized origination of first mortgage loans secured by residential property, as well as real estate loans secured by properties under construction or income producing properties. Since April 1991, the Company has focused on the origination and sale of conventional first mortgage loans secured by residential property. The Company does not plan to engage in any new multifamily (generally apartment projects) or commercial lending activities or undertake construction lending (either for residential or income property projects) in the near future except where necessary to facilitate the sale of real estate or to accomplish loan restructurings. In addition, the Company intends to maintain the existing proportion of one-to-four family adjustable-rate mortgages ("ARMs") and mortgage-backed securities to total loans and mortgage-backed securities by reinvesting proceeds from loan repayments and REO dispositions into mortgage-backed securities and by retention for the Bank's portfolio of a portion of current originations of ARMs. See "Mortgage Banking and Loan Servicing Activities."

         Loan and Mortgage-Backed Securities Portfolio Composition

         The Company's net loan and mortgage-backed securities portfolio totaled approximately $724.7 million at June 30, 1994, representing 80.17% of the Company's assets at that date. As a federally-chartered savings institution, the Bank has authority to make loans secured by real estate located throughout the United States. At June 30, 1994, approximately 93.0% of the Company's real estate loans were secured by real estate located in California. See "Financial Statements and Supplementary Data - Note 4."

         The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolio by type of loan at the dates indicated.



                                                                           AT JUNE 30,
                                                   --------------------------------------------------------------
                                                     1994         1993         1992         1991          1990
                                                   --------     --------    ----------   ----------    ----------
                                                                     (DOLLARS IN THOUSANDS)
                 Real estate loans:
                   One-to-four units   . . . . .   $198,046     $370,187    $  394,946   $  541,191    $  719,505
                   Five or more units  . . . . .    166,779      199,638       221,329      235,269       234,326
                   Construction  . . . . . . . .      6,924       15,922        71,515      204,628       305,196
                   Commercial and land   . . . .    202,017      278,731       324,572      312,940       330,364
                   Acquisition, development
                     and construction  . . . . .        ---        1,330         4,749       11,585        21,655
                   Equity trust deed   . . . . .      6,279        7,480        11,504       19,576        27,219
                                                   --------     --------    ----------   ----------    ----------
                     Total real estate loans . .    580,045      873,288     1,028,615    1,325,189     1,638,265
                 Other loans(1)  . . . . . . . .     14,090       17,270        23,341       38,797        44,031
                                                   --------     --------    ----------   ----------    ----------
                     Total loans receivable  . .    594,135      890,558     1,051,956    1,363,986     1,682,296
                 Less:
                   Unearned fees, premiums
                     and discounts   . . . . . .      2,051        2,479         4,148        6,931         8,566
                   Loans in process  . . . . . .        166        3,324         8,998       35,418        87,215
                   Allowance for estimated
                     losses  . . . . . . . . . .     24,963       20,573        17,824       31,064        14,077
                                                   --------     --------    ----------   ----------    ----------
                       Net loans receivable. . .    566,955      864,182     1,020,986    1,290,573     1,572,438
                 Mortgage-backed securities         158,305       88,039        62,473      394,985       385,164
                   Less unearned (discounts)
                     premiums  . . . . . . . . .
                                                       (522)       2,669          (764)         542          (901)
                                                   --------     --------    ----------   ----------    ----------
                     Total net loans
                       receivable and
                       mortgage-backed
                       securities  . . . . . . .   $724,738     $954,890    $1,082,695   $1,686,100    $1,956,701
                                                   ========     ========    ==========   ==========    ==========

- - - - ------------
(1) Includes passbook loans, mobile home loans, overdraft loans and other unsecured loans.

         The table below sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities of the Bank during the periods indicated.

                                                         YEAR ENDED JUNE 30,
                                    -------------------------------------------------------------
                                      1994         1993         1992         1991         1990
                                    ---------    ---------    ---------    ---------    ---------
                                                        (DOLLARS IN THOUSANDS)
Real estate loans originated:
  One-to-four units ............    $ 201,648    $ 233,208    $ 188,652    $ 213,620    $ 301,306
  Five or more units ...........       10,905        2,814        7,819       14,208       29,502
  Construction .................           --          750           --        6,824      113,652
  Commercial and land ..........       22,041       17,024       12,176       37,070       49,205
  Equity trust deed ............          102          660        1,627        5,093       10,342
Other loans originated (1) .....       (2,270)      (2,625)      (3,736)       2,523        6,599
                                    ---------    ---------    ---------    ---------    ---------
      Total loans originated ...      232,426      251,831      206,538      279,338      510,606
Real estate loans purchased ....            0       44,872       13,231       15,053       36,262
                                    ---------    ---------    ---------    ---------    ---------
      Total loans originated
        and purchased ..........      232,426      296,703      219,769      294,391      546,868
Total loans sold ...............     (227,638)     (84,104)    (121,194)     (63,375)     (39,441)
Loans exchanged for
  mortgage-backed securities ...     (133,253)    (159,555)    (134,850)    (239,684)    (237,772)
Total loan repayments ..........     (112,556)    (176,015)    (232,099)    (263,552)    (400,767)
Other net changes(2) ...........      (56,206)     (33,833)      (1,213)      (9,645)      (9,422)
                                    ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in
  loans receivable .............     (297,227)    (156,804)    (269,587)    (281,865)    (140,534)
Mortgage-backed securities:
  Received in exchange
    for loans ..................      133,253      159,555      134,850      239,684      237,772
  Purchased ....................      188,157      169,082        7,502       16,433       31,982
  Sold .........................     (233,232)    (283,871)    (402,520)    (161,807)     (80,003)
  Repayments ...................      (21,106)     (16,215)     (73,634)     (83,113)     (98,366)
  Other net changes(2) .........            3          448          (16)          67         (241)
                                    ---------    ---------    ---------    ---------    ---------
  Net (decrease) increase
    in mortgage-backed
    securities .................       67,075       28,999     (333,818)      11,264       91,144
                                    ---------    ---------    ---------    ---------    ---------
  Net (decrease) increase
    in loans and mortgage-
    backed securities ..........    $(230,152)   $(127,805)   $(603,405)   $(270,601)   $ (49,390)
                                    =========    =========    =========    =========    =========

____________

(1) Amount represents the net change in passbook loans, mobile home loans, overdraft loans and other unsecured loans.

(2) Includes in-substance foreclosures, changes in loans in process, deferred income and/or other changes.

         Residential Real Estate Lending

         The Bank's primary lending activity is the origination of mortgage loans secured by single family residential structures consisting of one to four units located in California. During fiscal years 1994 and 1993, approximately 72% and 92%, respectively, of the Bank's one-to-four unit residential real estate loans were originated by retail loan representatives or other employees of the Bank. Retail loan representatives are employees of the Bank who generally are compensated on a commission basis and typically receive loan referrals from real estate brokers, builders, depositors and walk-in customers. The remainder of the Bank's one-to-four unit residential real estate loans were originated by outside sources such as builders, other financial institutions and mortgage brokers. The Bank will verify credit information supplied to these sources by loan applicants and obtain their underwriting information for review prior to loan approval and funding. The appraisal review requirements described below also apply to loans originated from outside sources. Compensation for the services performed by such outside sources consists of a percentage of the loan balance or the fees charged to a borrower in connection with a loan origination, which percentage is determined by negotiation between such sources and the Bank. These loan sources do not operate from the Bank's offices and are not employees of the Bank.

         Prior to fiscal 1992, the Bank sold its current production of fixed rate one-to-four unit residential loans (principally after securitizing such loans into mortgage-backed securities), and retained its ARM production. In fiscal 1992, 1993 and 1994, in concert with the asset shrinkage policy included in the prior capital plans, the Bank began selling virtually all of its current production of one-to-four unit residential loans, including ARM loans, with the exception of a small amount of ARM loans retained in portfolio as part of the Bank's asset/liability management. In addition, during fiscal 1992, 1993 and 1994, the Bank adopted a corollary strategy to sell the related loan servicing rights generated from sales of current production of such loans in order to accelerate the earnings cycle and realize the full economic value of loan production activity.

         In addition to the sale of the current production of loans, in fiscal 1991 through 1994 the Bank sold certain loans and mortgage-backed securities in connection with the sale of branches and as a means of achieving interim capital targets specified in the Bank's prior capital plan. See "MD&A - Capital Resources and Liquidity" for a discussion of loan sales and branch sales.

         The Bank's ARMs generally begin with an interest rate set below the fully indexed rate ("starting rate"). The starting rate adjusts to a rate equal to the index value plus a margin after the first three, six or twelve months. The Bank's ARMs generally provide that the maximum rate that can be charged cannot exceed the initial rate by more than 5.00 to 10.20 percentage points, depending on the type of loan and the initial rate offered. The periodic interest rate cap on the Bank's ARMs which adjust annually generally is 200 basis points. The periodic interest rate cap on the Bank's ARMs which adjust semi-annually generally is 100 basis points. With respect to ARMs that adjust monthly, there is a lifetime interest rate cap, but no specified periodic interest rate cap. Instead, monthly adjustment ARMs have an annual periodic cap on changes in required monthly payments. This schedule allows for negative amortization on monthly ARMs (that is, the addition to loan principal of accrued interest that exceeds the interest component of the borrower's monthly loan payments). In the event that a loan incurs significant negative amortization, there is an increased risk that the market value of the underlying collateral on the loan would be insufficient to satisfy fully the outstanding principal and interest. There is a cap on the amount of negative amortization, such that the principal plus the added amount cannot exceed 110% of the original loan amount. At June 30, 1994, the amount of negative amortization on the Bank's ARMs was insignificant. The Bank permits ARMs to be assumed by qualified borrowers. At June 30, 1994, ARMs constituted 63% of the loan and mortgage-backed securities portfolio.

         The Bank funds conventional loans with loan-to-value ratios not exceeding 80% of the appraised value of the real property securing a loan. In addition, the Bank will make conventional loans with loan-to-value ratios not exceeding 95% of the value of the property if the borrower secures private mortgage insurance for the portion of the loan in excess of 80% of the value of the property. The ratio of the principal amount of the loan to the appraised value at origination of the property securing the loan is referred to as the "loan-to-value ratio."

         In the approval process for loans it originates or purchases, the Bank assesses both the value of the property securing the loan and the applicant's ability to repay the loan. Loan underwriters analyze the loan application and the property involved and qualified staff appraisers or outside fee appraisers inspect and appraise the property. All appraisers are subject to approval by the Chief Appraiser. Appraisals performed by approved appraisers are selectively reviewed by senior staff appraisers or approved fee review appraisers. All appraisals for major loans, REO properties, condominiums, 2-4 units, loans of $350,000 or more and loans submitted by wholesale brokers are reviewed (except for purchases with loan to value ratios of 60% or less up to $500,000 for single family residences or up to $350,000 if the loan is submitted by a wholesale broker and the property is located outside Southern California. The Bank also obtains information concerning the income, financial condition, employment and credit history of the applicant. On its ARMs, the Bank generally qualifies applicants using a reduced rate lower than the fully- indexed rate in conformity with investor guidelines and OTS requirements, except for loans where the loan to value ratio would exceed 80%. In this case the fully indexed rate is used. In addition, the Bank requires that residential real estate loans be approved at various levels of management, depending upon the amount of the loan. All loans require the approval of at least one person designated by the Bank with loan underwriting authority. Loans in excess of $250,000 must be reviewed and approved by at least two persons with loan underwriting authority. Loans in excess of $350,000 must be reviewed and approved by at least three persons with loan underwriting authority. Loans in excess of $750,000 (or $500,000 in the event the loan will be held in the Bank's portfolio) and second trust deeds in excess of $150,000 must be approved by the Bank's Loan Committee.

         The Bank typically gives a commitment to the applicant, subject to loan approval, to fund the loan at a stipulated rate at any time during a 45-day period if it is a fixed rate loan or a 60-day period if it is an ARM. A 15-day rate commitment period is also available on fixed rate and adjustable rate products. The loan typically is funded within ten days after documents are drawn, at a rate of interest and on other terms based on market conditions as of the date of the commitment.

         Mortgage Banking and Loan Servicing Activities

         As part of its mortgage banking activities, the Company originates one-to-four unit residential real estate loans with fixed rates with an intent of selling such loans in the secondary market. Accordingly, such loans are classified as held for sale and are carried at the lower of cost or market on the Company's financial statements. These loans are secured by first liens on one-to-four unit residential properties and have 15 to 30-year maturities or 30-year amortization periods with balloon payments in 5 years, 7 years or other lengths of time. Fixed-rate originations decreased to 63% of originations in 1994 from 70% in 1993, and 88% in 1992. Since 1992, the Company also has sold the majority of its adjustable rate one-to-four unit residential loan production as part of its asset shrinkage strategy. In general the Company sells loans on a non-recourse basis for cash with servicing retained by the Company. For additional information regarding loans held for investment and for sale, see Notes 1 and 4 of Notes to Consolidated Financial Statements.

         The Bank records gains or losses from the sale of loans that it continues to service by computing the present value of the difference between the yield on the loans sold and the yield to be paid to the buyer, after deducting a normal servicing fee and less any fees paid over the estimated remaining life of the loans. The present value gain or loss is based upon market prepayment and discount rate assumptions. An asset (capitalized excess servicing) equal to the present value gain is recorded at the time a loan is sold and is included in the category of "other assets" in the Consolidated Statements of Financial Condition of the Company.

         In transactions involving an exchange with government agencies of loans for mortgage-backed securities, loan servicing fees are collected and retained by the Bank at a rate which is set by the government agency. However, no gain or loss on the exchange is recorded until the securities are sold to a third party. During fiscal 1994, 1993 and 1992, the Bank sold loans to the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") and received in exchange securities issued by FHLMC and FNMA backed by such loans. The securities so received can be used by the Bank to collateralize various types of borrowings at rates which frequently are more favorable than rates on other types of liabilities.

         The Bank historically maintained a large portfolio of loans serviced for others, averaging 80% of total loans and mortgage- backed securities for the five years ending June 30, 1991, as part of its asset/liability management strategy. Such servicing portfolio provided the Bank with recurring revenues from collection of loan servicing fees and related ancillary income. However, in response to increased capital requirements for loan servicing assets and in order to reduce the risk associated with high prepayments induced by declining interest rates, the Bank subsequently sold loan servicing rights in amounts of $511.8 million in fiscal 1994, and $177.1 million in fiscal 1993, generating gains of $928 thousand in fiscal 1994, and $2.1 million in fiscal 1993. The

Bank also sells the loan servicing generated from current loan production on a quarterly basis in order to extract currently the full economic value for its loan origination activity.

         The Bank's loan servicing portfolio decreased to $131.6 million at June 30, 1994 from $545.8 million and $718.2 million at June 30, 1993 and 1992, respectively. Total capitalized loan servicing assets also decreased accordingly to $118 thousand at June 30, 1994 from $3.4 million and $5.1 million at June 30, 1993 and 1992, respectively. The balance of $118 thousand at June 30, 1994 primarily consists of loan servicing generated from 1994 loan production.

         Multifamily and Commercial Real Estate Lending

         In the past, the Bank has originated permanent loans secured by multifamily properties and commercial and industrial properties, including office buildings, retail centers, hotels/motels, land and other properties with income producing capabilities ("commercial real estate loans"). In the past, commercial real estate loans were originated by the Bank for its portfolio and, to a limited extent, for sale to others. During the fiscal years ended June 30, 1994 and 1993, the Bank originated commercial real estate loans only for the purpose of restructuring existing loans and to facilitate the sale of real estate owned by the Bank or by its real estate subsidiary, Uni-Cal. Originations of loans secured by multifamily properties totaled $10.9 million in fiscal 1994 compared to $3.0 million in fiscal 1993. Originations of commercial real estate loans totaled $22.0 million in fiscal 1994 compared to $17.0 million in fiscal 1993.

         Multifamily and commercial real estate loans generally entail significant additional risks as compared to single family residential mortgage lending. Each loan, including loans to restructure existing loans and to facilitate the sale of real estate owned, is subject to the Bank's underwriting standards, which generally include an evaluation of the creditworthiness and reputation of the borrower, the amount of the borrower's equity in the project as determined on the basis of appraisal, sales and leasing information on the property and cash flow projections. Effective June 1991, all originations, modifications, renewals or other extensions of credit of multifamily and commercial real estate loans were required to be approved by the Bank's Loan Committee.

         Construction Lending

         The Bank has in the past provided construction loan financing for residential (both single family and multifamily) and commercial real estate projects. The Bank's current construction lending activities are limited to monitoring and servicing its existing construction loans.

         Construction loans involve risks different from completed project lending because loan funds are advanced upon the security of the project under construction, and if the loan goes into default, additional funds may have to be advanced to complete the project before it can be sold. Moreover, construction projects are subject to the uncertainties inherent in estimating construction costs, potential delays in construction time, market demand and the accuracy of the estimate of value upon completion.

         Loans-to-One-Borrower Limitations

         With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% of such capital and surplus for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral." These limits apply to loans made after August 8, 1989. Prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a savings institution generally could lend to one borrower an amount equal to its entire federal regulatory capital. At June 30, 1994, the maximum amount which the Bank could have loaned to any one borrower (and related entities) under the limit imposed by FIRREA was $7.1 million, compared to $4.7 million at June 30, 1993 and $8.9 million at June 30, 1992.

         The following is a table of the Bank's borrowing relationships in excess of $10 million at June 30, 1994:



                                    TOTAL       NUMBER OF                               NONPERFORMING
                                 BORROWINGS       LOANS        RESTRUCTURED (2)            (1)(2)
                                 ----------     ---------      ----------------         -------------
                                                       (DOLLARS IN THOUSANDS)
                                  $ 31,137         7               $29,760                 $    --
                                    21,788         3                16,716                      --
                                    19,337         9                    --                   9,376
                                    18,974         5                    --                   1,484
                                    17,586         1                    --                      --
                                    16,248         1                    --                  15,559
                                    13,320         2                    --                   2,449
                                    12,300         1                12,300                      --
                                    11,994         8                    --                      --
                                    11,651         4                    --                      --
                                    10,808         1                10,638                      --
                                    10,475         5                10,267                      --
                                  --------        --               -------                 -------
                                  $195,618        47               $79,681                 $28,868
                                  ========        ==               =======                 =======

- - - - ----------------
(1)   Includes in-substance foreclosures totaling $15.6 million.

(2) Net of the principal amount contingently forgiven, charged off or specifically reserved by the Bank totaling $13.7 million.

         In July and August of 1994, the Bank took title through foreclosure or a deed in lieu of foreclosure of $18 million of these assets. The Bank continues to closely monitor the performance of all of the loans in a relationship where the borrower has one or more loans nonperforming or restructured. In addition, the Bank is continually evaluating scenarios to reduce the large borrowing relationships of the Bank.

SPECIAL ASSETS DIVISION

         In April 1991, the Bank formed the Special Assets Division to oversee all aspects of the Bank's real estate operations, including the monitoring of all loans not secured by single family residences. The Division currently includes five experienced asset managers who are assigned responsibility for preparing business plans for and monitoring assets assigned to them. Depending on the complexity of the project, the Bank may also employ outside asset managers and brokers and anticipates paying market commissions. The Special Assets Division is supported by the Risk Management Department, which includes the Credit group and the Appraisal Department. In addition, the monitoring of problem loans is completed in conjunction with the Internal Asset Review Department ("IAR").

         The Special Assets Division has three goals: (1) monitor all credit exposures in excess of $500 thousand for classification, valuation and potential delinquency by obtaining current operating data and performing property inspections; (2) reduce the level of nonperforming assets either through sale or restructure as quickly as possible while minimizing the loss on these assets; and (3) sell the remaining assets of Uni-Cal, which are carried at the lower of cost or fair value, and monitor the performance and winding-down of the construction loan portfolio. In the continuing process of achieving these goals, the Company may be faced with additional losses. In addition, the Company may be required to finance the sales of properties at or below market rates.

         At June 30, 1994, assets under management by the Special Assets Division totaled $419 million, down from $554 million at June 30, 1993. These decreases are attributable to the sales of real estate owned, the restructuring of loans involving principal forgiveness, loan payoffs and the resolution of several real estate investments. The Bank plans to continue its efforts to decrease assets in the Special Assets Division during fiscal year 1995 through continued restructures and sales of assets. As nonperforming asset levels have been reduced, the number of asset managers required by the Special Assets Division was reduced in fiscal 1994. See "MD&A -- Nonperforming Assets."

REAL ESTATE INVESTMENTS

         Real estate development and joint venture operations of the Company have been conducted principally through Uni-Cal. In light of the increased capital requirements imposed under FIRREA, management has determined that the Company will not continue to engage in real estate development activities, other than in connection with the completion or sale of existing projects. At June 30, 1994, Uni-Cal's net investment in real estate totaled $235 thousand, down from $1.23 million at June 30, 1993.

         Real estate investments entail risks similar to those presented by the Company's former construction and commercial lending activities. In addition, California courts have imposed warranty-like responsibility upon developers of new housing for defects in structure and the housing site, including soil conditions, which responsibility is not necessarily dependent upon a finding that the developer was negligent. Owners of real property also may incur liabilities with respect to environmental matters, including financial responsibility for clean-up of hazardous waste or other conditions, under various federal and state laws.

CLASSIFICATION OF ASSETS

         The Bank's Internal Asset Review Department ("IAR") conducts independent reviews of the risk and quality of all credit exposures of the Bank in excess of $500,000. Additionally, IAR is responsible for performing an independent evaluation of the adequacy of valuation allowances established by the Bank. IAR reports at least quarterly to the Board of Directors regarding overall asset quality, the adequacy of valuation allowances and the Bank's adherence to policies and procedures regarding asset classification and valuation.

         The Bank has established a monitoring system for its loan and real estate portfolios to identify potential problem loans and to assess the adequacy of the allowance for losses in a timely manner. The loan portfolio consists mainly of the following categories: 1-4 unit residential and mortgage-backed securities, construction loans, multifamily loans and commercial real estate loans secured by land or income producing property. The Bank's 1-4 unit residential loans are considered a homogeneous population. These loans are reviewed by analyzing the portfolio's performance and the composition of the underlying collateral as a whole. Specifically, the Bank analyzes delinquency trends, foreclosure losses, borrower's ability to repay and the geographic composition of the portfolio. Multifamily, commercial real estate and construction loans are evaluated on an individual basis. Although the Bank has worked to reduce the level of nonperforming loans, these efforts have been hampered by the distressed real estate market and overall poor economic condition of the country, in particular the State of California, which have led to a significant increase in restructured loans.

         In its continued effort to identify and monitor problem loans and comply with current regulatory requirements, the Bank's current asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories. The Bank currently uses a seven grade system to classify its assets. The current grades are Pass-1, Pass-2, Pass-3, Special Mention, Substandard, Doubtful and Loss. The OTS has stated that classified assets (comprised of Substandard, Doubtful and Loss assets) will be the standard measure used in expressing the quality of a financial institution's loan portfolio and other assets. A brief description of these classifications follows:

         The three Pass classifications represent various levels of credit quality, all of which are considered of sufficient quality not to warrant a Special Mention or more adverse classification. A Pass asset is well supported by the paying capacity of the borrower and the value of the collateral.

         Special Mention assets are those assets having a potential weakness that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date.

         A Substandard asset is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets have a well defined weakness or weaknesses. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

         An asset classified Doubtful has all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Bank considers Doubtful to be a temporary classification and will only classify an asset, or portion of an asset, Doubtful when information is not available to more clearly define the potential for loss.

         That portion of an asset classified Loss is considered uncollectible and of such little value that its continuance as an asset, without establishment of a specific valuation allowance, is not warranted. A Loss classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing-off a basically worthless asset or portion of an asset even though partial recovery may be effected in the future. For a loan in which proceeds for repayment can be expected to come only from the operation and sale of the collateral (a "troubled, collateral-dependent loan") where, based on current information and events, it is probable that the lender will be unable to collect all amounts due (both principal and interest), any excess of the recorded investment in the loan over its "value" is classified as Loss, and the remainder generally is classified as Substandard. For a troubled collateral-dependent loan, the "value" is one of the following: (1) the present value of the expected future cash flows, discounted at the loan's effective interest rate, based on original contractual terms ("loan-rate present value"); (2) the loan's observable market price; or (3) the fair value of the collateral.

INVESTMENT ACTIVITIES

         Federal regulations require the Bank to maintain a specified minimum amount of liquid assets which may be invested in certain short-term securities. The Bank is also permitted to make certain other securities investments. Investment decisions are made by authorized officers of the Bank within guidelines established by the Bank's Board of Directors. Such investments are managed in an effort to produce the highest yield consistent with maintaining safety of principal and compliance with regulations governing savings institutions.

         At June 30, 1994, the Bank's investment securities portfolio totaled $70.5 million and consisted entirely of government and government agency securities, overnight funds and FHLB stock, all of which had maturities or were redeemable by the Bank within ten years or less.

         The following table sets forth the composition of the Bank's investment securities portfolio at the dates indicated.



                                                                           JUNE 30,
                                                    ------------------------------------------------------
                                                       1994       1993        1992        1991       1990
                                                     -------     -------    --------    --------   --------
                                                                    (DOLLARS IN THOUSANDS)
  Overnight funds . . . . . . . . . . . . . . .       $3,000      $3,000     $10,000      $7,000    $44,100
  Certificates of deposit, bankers'
     acceptances and corporate
     obligations  . . . . . . . . . . . . . . .           --          --          --      11,554      9,385
  United States government and
      government agency securities  . . . . . .       62,119      62,736     318,841     106,880     89,618
  FHLMC and FHLB stock  . . . . . . . . . . . .        5,420       6,643      27,983      26,650     24,704
                                                     -------     -------    --------    --------   --------
         Total  . . . . . . . . . . . . . . . .      $70,539     $72,379    $356,824    $152,084   $167,807
                                                     =======     =======    ========    ========   ========


         As of June 30, 1994, the maturities of the Bank's investment securities and the weighted average yields of those securities were as follows:



                                                                   AFTER ONE YEAR            AFTER FIVE YEARS
                                        ONE YEAR OR LESS         THROUGH FIVE YEARS          THROUGH TEN YEARS
                                       -------------------      --------------------       ---------------------
                                                   WEIGHTED                 WEIGHTED                    WEIGHTED
                                                   AVERAGE                   AVERAGE                    AVERAGE
                                       AMOUNT       YIELD       AMOUNT        YIELD        AMOUNT        YIELD
                                       ------      -------      ------       -------       ------       --------
                                                                (DOLLARS IN THOUSANDS)
 Overnight funds . . . . . . .        $3,000          4.25%     $    --           --%    $   --               --%
 U.S. Government and
     government agency securities     $6,215          8.44%     $50,938         5.89%    $4,966             6.63%
 FHLB stock (1)  . . . . . . .        $5,419          4.12%          --           --%    $   --               --%

____________

(1) The weighted average yield on FHLB stock has been estimated based upon recent dividends received.

SOURCES OF FUNDS

         Retail Bank

         The retail operations of the Bank (the "Retail Bank") provide deposit services for the communities in which the Bank has offices. The Retail Bank's primary goals are to provide the Bank with a stable, low-cost source of funds and to generate fee income and mortgage loan originations. The Retail Bank's strategic plan is to create a series of community banks whose market share, relative size and strong commitment to the communities and customers they serve allow them to compete successfully with other financial institutions. The aim of the Retail Bank is to provide customers with a consistent, well-designed set of high quality retail banking products and services at a reasonable cost.

         During fiscal 1992, the Bank completed a comprehensive review of its branch network. The financial results, competitive influences, and demographic features of each branch office were evaluated and compared with the market potential of each branch office area. Based on this study, the Bank formulated a retail branch network restructuring plan. The Bank's goal is for each branch office to enhance the Bank's overall "Community Consumer Bank" image, including having a strong local deposit market share.

         As a result of the comprehensive review, the Bank decided to consolidate and reduce its branch system during 1993 and 1992. Seven branches were sold in fiscal 1993, representing $142.9 million in deposits. In addition, four branches were sold in the first quarter of fiscal 1994 ended September 30, 1993, representing approximately $166.2 million in deposits. The branch sales have largely been funded by the sale of loans previously classified as held for sale. In addition to branch sales, the Bank may exchange certain branches not deemed a strategic part of the Bank's retail plan with other financial institutions, or to consolidate branches within the Bank's network of branches as opportunities arise in order to enhance efficiency and reduce costs.

         To enhance its customer services and generate fee income, the Bank began offering, in July 1992, alternative investment services through a third party. In addition, the Bank has contracted with a third party to underwrite, process and service consumer loans generated by the retail branch system. This allows the Bank to serve the consumer credit needs of the communities it services without the credit risks associated with this type of lending. During fiscal 1994, the Bank generated $452 thousand in net fees from these services, compared to $257 thousand during fiscal 1993.

         Deposits

         The Bank prefers to use deposits as the principal source of funds for supporting its lending and investment activities, since the cost of these funds generally is less than that of borrowings or other funding sources with comparable maturities. Deposits totaled $848.0 million, $1.0 billion and $1.3 billion at June 30, 1994, 1993 and 1992, respectively.

         Deposit flows are affected by general economic conditions. Funds may flow from depository institutions such as savings banks into direct vehicles such as government and corporate securities or other financial intermediaries. The ability of the Bank to attract and keep deposits will continue to be affected by money market conditions, prevailing interest rates and other factors.

         The Bank's savings deposits traditionally have been obtained primarily from the areas in Southern California surrounding its branch offices. However, in the past, the Bank also obtained deposits from outside its primary market area through the use of national securities firms ("brokered deposits"). Such deposits acquired by the Bank generally had longer maturities, but with higher rates, than were typically available through retail branches. An institution that fails to meet its minimum capital requirements, such as the Bank, is prohibited from accepting or renewing brokered deposits. Total brokered deposits were $5.1 million at June 30, 1994, or 0.6% of total deposits, and carried a weighted average interest rate of 11.8%. At June 30, 1993, such amount was $23.0 million, or 2.3% of total deposits, and at June 30, 1992, such amount was $55.9 million, or 4.3% of total deposits. The Bank intends to continue to phase out its brokered deposits at the respective scheduled maturity date.

         The following table sets forth the amounts of savings deposits in various types of savings programs at the dates indicated.





                                                          AT JUNE 30,
                                  --------------------------------------------------------------
                                    1994        1993          1992          1991         1990
                                  --------   ----------    ----------    ----------   ----------
                                                    (DOLLARS IN THOUSANDS)
 Passbook  . . . . . . . . .      $ 58,303   $   61,224    $   69,051    $   60,761   $   50,995
 Money market passbook . . .        92,183      144,782       213,095       167,630      140,293
 Market access checking  . .        74,135       86,480        98,169        93,776      104,929
 Premium market access
  checking . . . . . . . . .        12,648       14,330        15,844        20,918       18,828
 Jumbo certificates(1) . . .        20,913       58,659        79,840       151,052      167,540
 2-8 month certificates  . .        80,696      118,136       231,471       324,266      366,595
 9-12 month certificates . .       123,883      162,712       210,865       303,517      434,360
 13-29 month certificates  .       301,017      298,640       269,474       372,790      348,550
 30-120 month certificates .        82,591       73,911       108,219        68,493       62,512
 All other fixed rate
  certificates . . . . . . .         1,588        3,172         2,339         2,108        2,455
                                  --------   ----------    ----------    ----------   ----------
 Total deposits  . . . . . .      $847,957   $1,022,046    $1,298,367    $1,565,311   $1,697,057
                                  ========   ==========    ==========    ==========   ==========



(1) At June 30, 1994, jumbo certificates (deposit certificates of $100,000 or more) ranged in maturity from 30 days to 5 years.

   The following table sets forth the composition of the Bank's deposits at June 30, 1994, by type of deposit and date of maturity. Such amounts are also expressed as a percentage of total savings deposits. In addition, the weighted average nominal interest rates on the accounts maturing in each period are shown.

                      DEPOSIT MATURITIES AT JUNE 30, 1994

                     CERTIFICATES BY ORIGINAL MATURITY (2)

                             (DOLLARS IN THOUSANDS)

                                                                   9-12          13-29
                               TOTAL               2-8 MONTH       MONTH         MONTH
                              DEPOSITS  VARIABLE  CERTIFICATES  CERTIFICATES  CERTIFICATES
                              --------  --------  ------------  ------------  ------------
Classification of accounts:
  Passbook..................  $ 58,303  $ 58,303      $    --     $     --      $     --
  Money market passbook.....    92,183    92,183           --           --            --
  Money access checking.....    74,135    74,135           --           --            --
  Premium market access
    checking................    12,648    12,648           --           --            --

Certificates maturing in:
  Quarter Ending:
    September 30, 1994......   204,400        --       54,889       42,410        87,333
    December 31, 1994.......   114,054        --       25,175       53,163        25,511
    March 31, 1995..........    62,422        --          631       16,660        40,211
    June 30, 1995...........    58,115        --           --       11,650        42,464

  Period Ending:
    June 30, 1996...........   125,937        --           --           --       105,498
    June 30, 1997...........    26,736        --           --           --            --
    June 30, 1998...........    14,594        --           --           --            --
    June 30, 1999...........     3,245        --           --           --            --
    Thereafter..............     1,185        --           --           --            --
                              --------  --------      -------     --------      --------
      Totals................  $847,957  $237,269      $80,695     $123,883      $301,017
                              ========  ========      =======     ========      ========
Percentage of deposits......   100.00%   27.98%        9.52%       14.61%        35.50%
Weighted average nominal
  rate(1)...................     3.65%    1.81%        3.14%        3.75%         4.24%

- - - - --------------
(1) Average nominal rate is the weighted average interest rate after giving effect to amortization of broker fees paid.

(2)  Includes brokered deposits of $5.1 million.

   The following table sets forth the composition of the Bank's deposits at June 30, 1994, by type of deposit and date of maturity. Such amounts are also expressed as a percentage of total savings deposits. In addition, the weighted average nominal interest rates on the accounts maturing in each period are shown.

                      DEPOSIT MATURITIES AT JUNE 30, 1994

                     CERTIFICATES BY ORIGINAL MATURITY (2)

                             (DOLLARS IN THOUSANDS)

                                                                        WEIGHTED
                                 30-120                                 PERCENT   AVERAGE
                                 MONTH       ALL JUMBO       OTHER         OF     NOMINAL
                              CERTIFICATES  CERTIFICATES  CERTIFICATES  DEPOSITS  RATE(1)
                              ------------  ------------  ------------  --------  -------
Classification of accounts:
  Passbook..................    $    --       $    --        $   --        6.88%    2.00%
  Money market passbook.....         --            --            --       10.87%    2.38%
  Money access checking.....         --            --            --        8.74%    0.95%
  Premium market access
    checking................         --            --            --        1.49%    1.86%

Certificates maturing in:
  Quarter Ending:
    September 30, 1994......     11,028         8,548           192       24.11%    4.11%
    December 31, 1994.......      5,386         4,700           119       13.45%    3.85%
    March 31, 1995..........      3,711         1,167            42        7.36%    3.93%
    June 30, 1995...........      3,853           100            48        6.86%    4.23%

  Period Ending:
    June 30, 1996...........     18,996           963           480       14.85%    4.77%
    June 30, 1997...........     20,931         5,235           570        3.15%    6.68%
    June 30, 1998...........     14,405           100            89        1.72%    5.61%
    June 30, 1999...........      3,098           100            47        0.38%    6.30%
    Thereafter..............      1,183            --             2        0.14%    6.18%
                                -------       -------        ------      ------     ----
      Totals................    $82,591       $20,913        $1,589      100.00%    3.65%
                                =======       =======        ======      ======     ====
Percentage of deposits......      9.74%         2.46%         0.19%
Weighted average nominal
  rate(1)...................      6.59%         5.32%         7.48%

- - - - ---------------
(1) Average nominal rate is the weighted average interest rate after giving effect to amortization of broker fees paid.

(2)  Includes brokered deposits of $5.1 million.

 Borrowings

         The Bank has traditionally utilized borrowings from the FHLB of San Francisco as a significant source of funds. At June 30, 1994, the Bank had outstanding FHLB advances of $13.0 million (as compared with $100.0 million at June 30, 1993 and $250.0 million at June 30, 1992) with a weighted average interest rate of 4.0% and a weighted average remaining maturity of two months. Such advances were made pursuant to several different credit programs offered from time to time by the FHLB of San Francisco. At June 30, 1994, the Bank's outstanding FHLB borrowings totaled 1.44% of total assets. During 1988, the Bank entered into a floating rate medium-term note program. The notes matured and were paid off at March 31, 1993.

         The Bank from time to time has employed reverse repurchase agreements as a source of additional funds. There were no reverse repurchase agreements outstanding at June 30, 1994 and 1993. Such borrowings are among the Bank's lowest cost sources of funds, and the Bank may utilize such secured financings as a source of funding in the future. See Note 9 of Notes to Consolidated Financial Statements.

         The following table sets forth information concerning the Bank's FHLB advances and other borrowings at the dates indicated.



                                                                JUNE 30,
                                          ------------------------------------------------------
                                           1994       1993        1992        1991        1990
                                          -------   ---------   --------    --------    --------
                                                         (DOLLARS IN THOUSANDS)

 FHLB advances . . . . . . . . . . .      $13,000   $100,000    $250,000    $350,000    $119,000
 Medium-term notes . . . . . . . . .           --          --      7,000       7,000     192,000
 Other borrowings:
  Reverse repurchase agreements  . .           --          --         --      85,461     253,248
  Mortgage-backed bonds  . . . . . .        1,933      3,538       5,104       6,254       6,958
  Real estate loans  . . . . . . . .            4        741       6,435      16,648      22,162
  Other  . . . . . . . . . . . . . .          527        544       1,654       1,000       4,036
                                          -------   ---------   --------    --------    --------
 Total borrowings                         $15,464   $104,823    $270,193    $466,363    $597,404
                                          =======   =========   ========    ========    ========


 Weighted average rate on borrowings
     during the period                      5.94%      8.20%       8.56%       8.46%       8.99%
 Total borrowings as a percentage of
     total deposits                         1.82%     10.26%      20.81%      29.79%      35.20%
 Total borrowings as a percentage of
     total assets                           1.71%      9.02%      16.45%      21.66%      24.07%

         The following table sets forth certain information with respect to the Bank's short-term borrowings.

                                                                        YEAR ENDED JUNE 30,
                                                                 ----------------------------------
                                                                  1994          1993         1992
                                                                 -------      --------      -------
                                                                      (DOLLARS IN THOUSANDS)
FHLB advances with original maturities less than one year:
  Average balance outstanding during the period . . . . . . .    $29,583      $ 19,643      $   -
  Maximum amount outstanding at any month-end during the
    period  . . . . . . . . . . . . . . . . . . . . . . . . .     50,000       100,000          -

  Weighted average interest rate on maximum amount
    outstanding at any month-end during the period  . . . . .      3.71%         3.71%          -

Securities sold under agreements to repurchase:
  Average balance outstanding during the period . . . . . . .    $ 6,989      $  1,848      $21,704
  Maximum amount outstanding at any month-end during
    the period  . . . . . . . . . . . . . . . . . . . . . . .     59,095             -       85,461
  Weighted average interest rate on maximum amount
    outstanding at any month-end during the period  . . . . .      3.29%           N/A        6.21%

Total other short-term borrowings:
  Average balance outstanding during the period . . . . . . .    $   101      $  4,023      $12,443
  Maximum amount outstanding at any month-end during
    period  . . . . . . . . . . . . . . . . . . . . . . . . .        406         6,653       16,827
  Weighted average interest rate on maximum amount
    outstanding during the period . . . . . . . . . . . . . .     11.00%         7.35%        9.80%

SUBSIDIARY ACTIVITIES

         Federal savings institutions may make limited investments in the capital stock, obligations or other securities of certain types of subsidiaries (referred to as "service corporations") and may make loans (subject to limitations) to such corporations and joint ventures in which they participate. At June 30, 1994, the Bank's maximum permitted investment in service corporations was approximately $27.1 million and the Bank's aggregate investment at that date, including loans to joint ventures of the service corporation, was $276.7 thousand.

         Commencing July 1994 or, if the OTS grants an extension, July 1996, FIRREA prohibits, with certain limited exceptions, a savings institution from including in regulatory capital its investments in, and extensions of credit to, any service corporation which is engaged in any activity other than those permitted to national banks. The OTS has granted an extension to the Bank. As a result, prior to July 1996, the Bank may include in regulatory capital a declining percentage (75% through July 1, 1994, then 60% through June 30, 1995, then 40% through June 30, 1996) of its investment in Uni-Cal.

         Uni-Cal is the Bank's only wholly-owned active service corporation subsidiary. Uni-Cal has three wholly-owned active subsidiaries, Uni-Cal Insurance Services, Inc. ("Uni-Cal Insurance"), Superior Title Service, Inc. ("Superior Title") and Harbour Place Development, Inc. The activities of these subsidiaries are described below.

         Uni-Cal Insurance Services, Inc. Uni-Cal Insurance is a California corporation engaged in the business of selling mortgage life insurance, homeowners' disability insurance and comprehensive homeowners' insurance to customers of the Bank. Uni-Cal Insurance does not underwrite insurance policies that it sells. The Company started selling alternative investment products through a third party not affiliated with the Bank in July 1992 which subleases space from Uni-Cal Insurance at certain of the Bank's branch offices. At June 30, 1994, Uni-Cal Insurance had assets of $1.7 million. For fiscal 1994, it had net income of $481 thousand.

         Superior Title Service, Inc. Superior Title is a California corporation engaged in the business of acting as trustee under deeds of trust on properties securing loans made by the Bank. At June 30, 1994, Superior Title had assets of $1.6 million. For fiscal 1994, it had net income of $32 thousand.

         Harbour Place Development Inc. Harbour Place Development Inc. is a Florida corporation formed for the purpose of developing a condominium project in Key West, Florida, referred to as Harbour Place. For fiscal 1994, it had a net loss of $82 thousand. As of June 30, 1994, all units had been sold.

COMPETITION

         The Bank faces strong competition both in attracting deposits and in making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions and from commercial banks located in its principal market areas, including many large financial institutions based in other parts of the country or their subsidiaries. However, during times of low interest rates, the Bank has in the past faced additional significant competition for investors' funds from alternative investments such as mutual funds and other corporate and government securities. The Bank has engaged a third party provider of alternative investments to provide such products to its customers in response to this competition. The ability of the Bank to attract and retain savings deposits depends on its ability generally to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

         The Bank experiences strong competition for real estate loans principally from other savings institutions, commercial banks, mortgage banking companies and insurance companies. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

         FIRREA established a mechanism for providing funding for the Resolution Trust Corporation ("RTC") and, as amended to date, authorizes the RTC to act as receiver to liquidate savings institutions placed in receivership. The activities of the RTC have contributed to a significant reduction in the size of the thrift industry and increased concentration of the business of depository institutions in the hands of large depository institutions and holding companies. The RTC's activities also have had, and may continue to have, an adverse impact upon market values of real estate in certain areas.

EMPLOYEES

         At June 30, 1994, the Company had 254 full-time employees. The Company provides its employees with a comprehensive benefit program, including basic and major medical insurance, life insurance, accident insurance, sick leave and a 401(k) plan. Employees are not represented by any union or collective bargaining group, and the Company considers its employee relations to be good.

TAXATION

         Federal. Under applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), a savings institution that meets certain definitional tests relating to the composition of its assets and the sources of its income (a "qualifying savings institution") is permitted to establish reserves for bad debts. A qualifying savings institution may make annual additions to such reserves based upon the institution's actual loss experience (the "experience method"). Alternatively, a qualifying savings institution may elect, on an annual basis, to use the percentage of taxable income method to compute its allowable addition to its bad debt reserve on qualifying real property loans (generally, loans secured by an interest in improved real estate).

         The availability of the bad debt reserve deduction computed under the percentage of taxable income method (the "percentage bad debt deduction") has permitted qualifying savings institutions to be taxed at a lower effective federal income tax rate than that applicable to corporations generally. The percentage of taxable income that may be deducted under the percentage of taxable income method is currently 8% and the maximum corporate tax rate is 35%. Accordingly, a qualifying savings institution that is able to use the percentage bad debt deduction with respect to 100% of its taxable income (assuming $10 million in taxable income) would be subject to a maximum effective federal income tax rate of approximately 32.2%.

         Qualifying savings institutions that file federal income tax returns as part of a consolidated group, are required by applicable Treasury regulations, in effect, to reduce proportionately their bad debt reserve deduction (if computed under the percentage of taxable income method) for tax losses attributable to the activities of the non-savings institution members of the consolidated group that are functionally related to the activities of the savings institution member. Under applicable law, the bad debt reserves of a qualifying savings institution also may not exceed certain specified limits based upon the amount of outstanding qualifying real property loans and the relative size of the institution's withdrawable deposit accounts.

         Under applicable provisions of the Code, a savings institution organized in stock form whose accumulated reserve for losses on qualifying real property loans exceeds the reserve as calculated under the experience method may be subject to recapture taxes on such reserve if it makes certain types of distributions to its stockholders. Dividends may be paid out of retained earnings without the imposition of any recapture tax on the savings institution to the extent that the amounts paid as dividends do not exceed the savings institution's current or post-1951 accumulated earnings and profits as calculated for federal income tax purposes. Stock redemptions, dividends paid in excess of the savings institution's current or post-1951 accumulated earnings and profits as calculated for tax purposes, and other distributions made with respect to the savings institution's stock (and the taxes deemed to be attributable thereto), however, are deemed under applicable sections of the Code to be made from the savings institution's tax bad debt reserves to the extent that such reserves exceed the amount that could have been accumulated under the experience method. Thus, certain distributions to stockholders that are treated as having been paid from the reserve for losses on qualifying real property loans could result in a federal recapture tax.

         A savings institution with assets in excess of $500,000,000 (a "large savings institution") that fails to satisfy the applicable definitional tests for treatment as a qualifying savings institution is not permitted to use a reserve method in accounting for bad debts and is instead required to use the specific charge-off method in reporting deductions for bad debts. Furthermore, a large savings institution that ceases to be a qualifying savings institution is required to recapture (i.e., report as income) an amount equal to its reserve for bad debts existing at the close of the tax year preceding the year in which the savings institution ceased to be a qualifying savings institution. Under special provisions of the Code, however, such an institution generally will be eligible to carryback net operating losses attributable to the specific charge-off of bad debts during taxable years beginning after December 31, 1986 and before January 1, 1994 to the 10 years preceding the loss. The Bank is a large savings institution as defined above. Until the tax year ended September 30, 1992, the Bank qualified as a qualifying savings institution. For the tax year ended September 30, 1992, the Bank did not qualify as a qualifying savings institution. As a result, the tax loss incurred in 1992 was carried back 10 years. The tax bad debt reserve of $8.6 million is being recognized as taxable income over the six-year period beginning October 1, 1992. However, for the tax year ended September 30, 1993, the Company requalified as a thrift and is therefore eligible to use the reserve method of accounting for claiming bad debt deductions.

         As a result of the amendments to the Code made by the Tax Reform Act of 1986, the Company was required to adopt the accrual method of accounting beginning October 1, 1987. As permitted under the Code, the Company is amortizing over four years the increase in its income for its taxable year ended September 30, 1988 that resulted from the adoption of the accrual method of accounting.

         In addition to the regular corporate income tax, corporations, including savings institutions, are subject to an alternative minimum tax. This 20% tax is computed with respect to the Company's regular taxable income (with certain adjustments), as increased by tax preference items ("alternative minimum taxable income"), and will apply if it exceeds the Company's regular tax liability. One tax preference item common to savings institutions such as the Bank is the excess, if any, of its annual tax bad debt deduction over the deduction that would have been available under the experience method. In addition, in computing the Company's alternative minimum taxable income, the Company's regular taxable income is required to be increased by 75% of the excess of the Company's current earnings and profits (subject to certain adjustments) over the Company's alternative minimum taxable income determined prior to this adjustment and without regard to the alternative tax net operating loss deduction.

         The Company uses a tax year ending September 30. The Company's tax returns have been audited by the Internal Revenue Service ("IRS") through September 30, 1984. Refund claims by the Company for the tax years ended September 30, 1970 through September 30, 1986 have not been acted upon by the IRS.

         State. The California franchise tax applicable to the Company is a variable rate tax, computed under a formula which results in a rate higher than the rate applicable to nonfinancial corporations because it reflects an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Company). The variable tax rate for the taxable year 1993 was approximately 11.01%. The Company and its subsidiaries file California franchise tax returns on a combined reporting basis.

         The Company's tax returns have been audited by the California Franchise Tax Board through September 30, 1988. For the tax years September 30, 1983 and September 30, 1985 through September 30, 1988, the Franchise Tax Board has raised issues which are being protested by the Company. The Company has made provisions for the potential liability arising out of the issues being protested and does not expect any additional liability resulting from these issues.

REGULATION AND SUPERVISION

General

         The Company is a savings and loan holding company subject to regulation by the OTS. The Bank is a federally-chartered savings bank, a member of the Federal Home Loan Bank of San Francisco, and is subject to regulation by the OTS and the FDIC. The Bank's deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). As described in more detail below, statutes and regulations applicable to the Company govern such matters as changes of control of the Company and transactions between the Bank and the Company. Statutes and regulations applicable to the Bank govern such matters as the amount of capital the Bank must hold, dividends payable by the Bank, mergers and changes of control, establishment and closing of branch offices, and the investments and activities in which the Bank can engage.

         The Company and the Bank are subject to the examination, supervision and reporting requirements of the OTS, their primary federal regulator. The Director of the OTS imposes assessments on the Bank to fund OTS operations, including the cost of examinations. The FDIC may also examine the Bank separately from the OTS, and the FDIC has "back-up" authority to take enforcement action against the Bank if the OTS fails to take such action after a recommendation by the FDIC. The FDIC may impose assessments on the Bank to cover the cost of FDIC examinations, but currently covers such costs using other resources. The Bank must undergo at least one full scope, on-site examination by the OTS or FDIC every twelve months. Beginning in 1996, the FDIC will no longer be able to conduct separate examinations of the Bank except in exigent circumstances. In addition to being subject to supervision by the OTS and the FDIC, the Bank is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB") with respect to certain aspects of its business.

FIRREA Capital Requirements

         The OTS's capital regulations, as required by FIRREA, include three separate minimum capital requirements -- a "tangible capital requirement," a "leverage limit" (core capital) and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks. The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish individual minimum capital requirements ("IMCR") for a savings institution which are higher than the industry minimum requirements, upon a determination that an IMCR is necessary or appropriate in light of the institution's particular circumstances.

         The industry minimum capital requirements are as follows:

         Tangible capital of at least 1.5% of adjusted total assets. Tangible capital is composed of (1) an institution's common stock, perpetual non-cumulative preferred stock, and related earnings or surplus (including unrealized gains and losses on securities classified as available-for-sale), and (2) the amount, if any, of equity investment by others in the institution's subsidiaries, after deducting (a) the institution's investments in and extensions of credit to subsidiaries engaged as principal in activities not permissible for national banks, net of any reserves established against such investments, and subject to a phase-out rather than a deduction for the amount of investments made or committed to be made prior to April 12, 1989, (b) intangible assets other than purchased mortgage servicing rights, and (c) any purchased mortgage servicing rights that exceed 50% of the institution's core capital. Deferred tax assets whose realization depends on the institution's future taxable income or on the institution's tax planning strategies must also be deducted from tangible capital to the extent that such assets exceed the lesser of (1) 10% of core capital, or (2) the amount of such assets that can be realized within one year, unless such assets were reportable as of December 31, 1992, in which case no deduction is required.

         In general, adjusted total assets equal the institution's consolidated total assets, minus any assets that are deducted in calculating the amount of capital.

         Core capital of at least 3% of adjusted total assets. Core capital consists of tangible capital plus (1) goodwill resulting from pre-April 12, 1989 acquisitions of troubled savings institutions, subject to a phase-out by December 31, 1994; (2) purchased credit card relationships, as long as they do not exceed 25% of core capital and, when aggregated with purchased mortgage servicing rights, do not exceed 50% of core capital; and (3) any core deposit premium in existence on March 4, 1994 whose inclusion in core capital is grandfathered by the OTS. At June 30, 1994, the Bank included $2.5 million of core deposit premium grandfathered by the OTS in calculating its core capital.

         Total capital of at least 8% of risk-weighted assets. Total capital includes both core capital and "supplementary" capital items deemed less permanent than core capital, such as subordinated debt and general loan loss allowances (subject to certain limits). However, equity investments (with the exception of investments in subsidiaries and investments permissible for national banks) and portions of certain high-risk land loans and nonresidential construction loans must be deducted from total capital, subject to a phase-out rather than a deduction until July 1, 1994. At least half of total capital must consist of core capital.

         Risk-weighted assets are determined by multiplying each category of an institution's assets, including off balance sheet asset equivalents, by an assigned risk weight based on the credit risk associated with those assets, and adding the resulting sums. The four risk weight categories range from zero percent for cash and government securities to 100% for assets (including past-due loans and Real Estate Owned) that do not qualify for preferential risk-weighting.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the OTS and the federal bank regulatory agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and risks of nontraditional activities. The OTS has implemented a final regulation that, effective September 30, 1994, will require a deduction from total capital by any savings institution that is projected to experience a two percent decline in net portfolio value in the event interest rates were to increase or decrease immediately by two percentage points. Net portfolio value is defined as the net present value of the expected cash flows from the institution's assets, liabilities and off balance sheet contracts. The amount of the deduction from the total capital would be one-half of the amount by which the decline in net portfolio value exceeds two percent of the present value of the institution's assets. If this interest- rate risk component had been in effect at June 30, 1994, the Bank would not have had to take any deduction from total capital.

         At June 30, 1994, the Bank had a tangible capital ratio of 3.5%, a leverage (core) capital ratio of 3.8%, and a risk-based capital ratio of 6.99. Accordingly, the Bank did not meet the industry minimum capital requirements, which require a risk-based capital ratio of 8%. As a result, the Bank is subject to a number of sanctions similar to but less restrictive than the sanctions under the Prompt Corrective Action system, described below, and to a requirement that the OTS be notified of any changes in the Bank's directors or senior executive officers.

FDICIA PROMPT CORRECTIVE ACTION REQUIREMENTS

         FDICIA requires the OTS to implement a system requiring regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. The OTS must establish specific capital ratios for five separate capital categories:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

         Under the OTS regulations implementing FDICIA, an institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk-weighted assets (the "Tier 1 risk-based capital ratio") is at least 6.0%, its leverage (core) capital ratio is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. An institution will be adequately capitalized if its risk-based capital ratio is at least 8.0%, its Tier 1 risk-based capital ratio is at least 4.0%, and its leverage (core) capital ratio is at least 4.0% (3.0% if the institution receives the highest rating on the CAMEL financial institutions rating system). An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as undercapitalized. The OTS has stated that it intends to lower the core capital ratio necessary to be classified as "adequately capitalized" to 3.0% after September 30, 1994, when the interest rate risk component of its capital regulations goes into effect. The OTS's reduction of the core capital ratio requirement may depend on obtaining agreement of the other federal banking agencies to such a reduction, and no assurances can be given that the reduction will occur.

         Under the OTS regulations, an institution will be treated as significantly undercapitalized if the above capital ratios are less than 6.0%, 3.0%, or 3.0% respectively. An institution will be treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to total assets is equal to or less than 2.0%.

         An institution's capital category is based on its capital levels as of the most recent of the following dates: (1) the date the institution's most recent quarterly Thrift Financial Report ("TFR") was required to be filed with the OTS; (2) the date the institution received from the OTS its most recent final report of examination; or (3) the date the institution received written notice from the OTS of the institution's capital category. If subsequent to the most recent TFR or report of examination a material event has occurred that would cause the institution to be placed in a lower capital category, the institution must provide written notice to the OTS within 15 days of such event, and the OTS shall determine whether to change the association's capital category. By letter to the Bank dated September 23, 1993, the OTS notified the Bank that, based on a review of the Bank's capital ratios, following the receipt of approximately $44.1 million from the Company's equity offering, the Bank was classified as an "adequately capitalized" institution for purposes of the prompt corrective action system. However, as a result of the Bank's TFR for the quarter ended June 30, 1994, which was required to be filed on August 1, 1994, and which reported the Bank's leverage (core) capital ratio at 3.80% and its risk-based capital ratio at 6.99%, the Bank is considered to be undercapitalized as of August 1, 1994, and is subject to the sanctions applicable to undercapitalized institutions (described below).

         Mandatory Sanctions Tied to Prompt Corrective Action Capital
Categories.

         Capital Restoration Plan. An institution that is undercapitalized must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. The capital restoration plan must specify the steps the institution will take to become adequately capitalized, the levels of capital the institution will attain while the plan is in effect, the types and levels of activities the institution will conduct, and such other information as the OTS may require. The Bank has submitted such a plan to the OTS. See "Capital Restoration Plan" above. The OTS must act on the capital restoration plan expeditiously, and generally not later than 60 days after the plan is submitted.

         The OTS may approve a capital restoration plan only if the OTS determines that the plan is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed. In addition, the OTS may approve a capital restoration plan only if the institution's performance under the plan is guaranteed by every company that controls the institution, up to the lesser of (a) 5% of the institution's total assets at the time the institution became undercapitalized, or (b) the amount necessary to bring the institution into compliance with all capital standards as of the time the institution fails to comply with its capital restoration plan. Such guarantee must remain in effect until the institution has been adequately capitalized for four consecutive quarters, and the controlling company must provide the OTS with appropriate assurances of its ability to perform the guarantee.

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

         Capital Distributions. An undercapitalized savings institution may not pay any dividends or other capital distributions, with the exception of repurchases or redemptions of the institution's shares that are made in connection with the issuance of additional shares to improve the institution's financial condition and that are approved by the OTS after consultation with the FDIC. Undercapitalized institutions also may not pay management fees to any company or person that controls the institution.

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

         Restrictions on Significantly and Critically Undercapitalized Institutions. In addition to the above mandatory restrictions which apply to all undercapitalized savings institutions, institutions that are significantly undercapitalized may not without the OTS's prior approval (a) pay a bonus to any senior executive officer, or (b) increase any senior executive officer's compensation over the average rate of compensation (excluding bonuses, options and profit-sharing) during the 12 months preceding the month in which the institution became undercapitalized. The same restriction applies to undercapitalized institutions that fail to submit or implement an acceptable capital restoration plan.

         If a savings institution is critically undercapitalized, the institution is also prohibited from making payments of principal or interest on subordinated debt beginning sixty days after the institution becomes critically undercapitalized, unless the FDIC permits such payments or the subordinated debt was outstanding on July 15, 1991 and has not subsequently been extended or renegotiated. In addition, the institution cannot without prior FDIC approval
(a) enter into any material transaction outside the ordinary course of business, (b) extend credit for any highly leveraged transaction, (c) amend its charter or bylaws, (d) make any material change in accounting methods, (e) make any loan to an affiliate, purchase the assets of an affiliate, or issue a guarantee or letter of credit for the benefit of an affiliate, (f) pay excessive compensation or bonuses, or (g) pay interest on its liabilities

(including deposits) at a rate that would increase the institution's average cost of funds to a rate significantly exceeding the prevailing rates of interest.

         Critically undercapitalized savings institutions must be placed in receivership or conservatorship within 90 days of becoming critically undercapitalized unless the OTS, with the concurrence of the FDIC, determines that some other action would better resolve the problems of the institution at the least possible long-term loss to the insurance fund, and documents the reasons for its determination. A determination by the OTS not to place a critically undercapitalized institution in conservatorship or receivership must be reviewed every 90 days and the OTS must either make a new determination or appoint a conservator or receiver. If the institution remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the OTS must appoint a receiver unless (a) the OTS determines, with the concurrence of the FDIC, that the institution (i) has positive net worth, (ii) has been in substantial compliance with an approved capital restoration plan requiring consistent improvement in the institution's capital, (iii) the institution is profitable or has an upward trend in earnings which the OTS determines is sustainable, and (iv) the institution is reducing its ratio of nonperforming loans to total loans, and
(b) the Director of the OTS and the Chairperson of the FDIC both certify that the institution is viable and not expected to fail.

         Discretionary Sanctions Tied to Prompt Corrective Action Capital Categories. Operating Restrictions. With respect to an undercapitalized institution, the OTS, if it deems such actions necessary to resolve the institution's problems at the least possible loss to the insurance fund, has the explicit authority to:

         (a) order the institution to recapitalize by selling shares of capital stock or other securities,

         (b) order the institution to agree to be acquired by another depository institution holding company or combine with another depository institution,

         (c) restrict transactions with affiliates,

         (d) restrict the interest rates paid by the institution on new deposits to the prevailing rates of interest in the region where the institution is located,

         (e) require reduction of the institution's assets,

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

         If an institution is significantly undercapitalized, or if it is undercapitalized and its capital restoration plan is not approved or implemented within the required time periods, the OTS shall take one or more of the above actions, and must take the actions described in clauses (a) or (b), (c) and (d) above unless it finds that such actions would not resolve the institution's problems at the least possible loss to the deposit insurance fund. The OTS also may prohibit the institution from making payments on any outstanding subordinated debt or entering into material transactions outside the ordinary course of business without the OTS's prior approval.

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

         Receivership or Conservatorship. In addition to the mandatory appointment of a conservator or receiver for critically undercapitalized institutions, described above, the OTS or FDIC may appoint a receiver or conservator for an institution if the institution is undercapitalized and (i) has no reasonable prospect of becoming adequately capitalized, (ii) fails to submit a capital restoration plan within the required time period, or (iii) materially fails to implement its capital restoration plan.

EXPANDED REGULATORY AUTHORITY UNDER FDICIA

         In addition to the prompt corrective action provisions discussed above based on an institution's regulatory capital ratios, FDICIA contains several measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions with inadequate operational and managerial standards.

         Minimum Acceptable Standards. FDICIA requires the OTS to prescribe minimum acceptable operational and managerial standards, and standards for asset quality, earnings, and valuation of publicly-traded shares, for depository institutions. Such standards were to be effective no later than December 1, 1993, but have not yet been finalized. The operational standards must cover internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and employee compensation.


         Any institution that fails to meet these standards must submit a plan for corrective action within 30 days. If a savings institution fails to submit or implement an acceptable plan, the OTS must order it to correct the safety and soundness deficiency, and may restrict its rate of asset growth, prohibit asset growth entirely, require the institution to increase its ratio of tangible equity to assets, restrict the interest rate paid on deposits to the prevailing rates of interest on deposits comparable amounts and maturities, or require the institution to take any other action that the OTS determines will better carry out the purpose of prompt corrective action. Imposition of these sanctions is within the discretion of the OTS in most cases but is mandatory if the savings institution commenced operations or experienced a change in control during the 24 months preceding the institution's failure to meet the safety and soundness standards, or underwent extraordinary growth during the preceding 18 months.

         The FRB, the Office of the Comptroller of the Currency, the FDIC and the OTS have jointly published a proposed regulation prescribing the required safety and soundness standards. The proposed regulation's asset quality standards specify that the ratio of a depository institution's classified assets to the sum of its total capital and any allowances for loan losses not included in total capital should not exceed 100%. Minimum earnings standards would require that institutions be able to demonstrate pro forma compliance with capital requirements if net earnings or losses over the preceding four quarters continue over the next four quarters.

         The operational controls standards of the proposed regulation require institutions to closely monitor regulatory compliance and establish procedures to ensure effective risk assessment and asset management. These internal controls and information systems must be reviewed by independent, qualified and objective persons and institutions must document the audits and actions taken to correct deficiencies. Also, the auditors must, themselves, be reviewed by the institution's board of directors or audit committee. The proposal also requires that loan documentation and credit underwriting procedures enable the institution to make informed decisions on risk, monitor loans, borrowers and the source of payments, and ensure the legality of loans as well as the enforceability of claims against a borrower. They must also take account of credit and interest rate risk and engage only in transactions appropriate to the size of the institution and the nature and scope of its activities. Asset growth must reflect consideration of the source of funds that support growth as well as the effect of the growth on credit risk, interest rate risk and the institution's capital. The proposed regulation also requires that institutions make no payments of compensation, fees or benefits that are excessive or could lead to material financial loss.

         The Bank believes that it is currently in compliance with the proposed operational standards, but it is not in compliance with the proposed asset quality or minimum earnings standards.

         Expanded Requirements Relating to Internal Controls. In fiscal years that begin after December 31, 1992, each depository institution with assets above a specified threshold (which the FDIC has set at $500 million) must prepare an annual report, signed by the chief executive officer and chief financial officer, on the effectiveness of the institution's internal control structures and procedures for financial reporting, and on the institution's compliance with laws and regulations relating to safety and soundness. The institution's independent public accountant must attest to, and report separately on, management's assertions in the annual report. The report and the attestation, along with financial statements and such other disclosure requirements as the FDIC and the OTS may prescribe, must be submitted to the FDIC and OTS and will be available to the public.

         Every institution with assets above the $500 million threshold must also have an audit committee of its Board of Directors made up entirely of directors who are independent of the management of the institution. The Bank is in compliance with this requirement. Audit committees of "large" institutions (defined by the FDIC as an institution with more than $3 billion in assets, which would not include the Bank) must include members with banking or financial management expertise, may not include members who are large customers of the institution, and must have access to independent counsel.

ACTIVITIES RESTRICTIONS NOT RELATED TO CAPITAL COMPLIANCE

         Qualified Thrift Lender Test. The qualified thrift lender ("QTL") test requires that, in at least nine out of every twelve months, at least 65% of a savings bank's "portfolio assets" must be invested in a limited list of qualified thrift investments, primarily investments related to housing loans. If the Bank fails to satisfy the QTL test and does not requalify as a QTL within one year, the Company must register and be regulated as a bank holding company, and the Bank must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank.

         Portfolio assets consist of tangible assets minus (a) assets used to satisfy liquidity requirements, and (b) property used by the institution to conduct its business. Assets that may be counted as qualified thrift investments without limit include residential mortgage and construction loans; home improvement and repair loans; mortgage-backed securities; home equity loans; Federal Savings and Loan Insurance Corporation ("FSLIC") Resolution Funding Corporation, FDIC and RTC obligations; and Federal Home Loan Bank ("FHLB") stock.

         Assets includible subject to an aggregate maximum of 20% of portfolio assets include FNMA and FHLMC stock; investments in residential housing-oriented subsidiaries; consumer and education loans up to a maximum of 10% of portfolio assets; 200% of loans for development of low-income housing; 200% of certain community development loans; loans to construct, purchase or maintain churches, schools, nursing homes and hospitals; and 50% of any residential mortgage loans originated by the institution and sold during the month for which the QTL calculation is made, if such loans were sold within 90 days of origination. At June 30, 1994, 80.3% of the Bank's portfolio assets constituted qualified thrift investments.

         Investments and Loans. In general, federal savings associations such as the Bank may not invest directly in equity securities, debt securities that are not rated investment grade, or real estate, other than real estate used for the institution's offices and related facilities. Indirect equity investment in real estate through a subsidiary is permissible, but subject to limitations based on the amount of the institution's assets, and the institution's investment in such a subsidiary must be deducted from regulatory capital in full or (for certain subsidiaries owned by the institution prior to April 12, 1989) phased out of capital by no later than July 1, 1996. Loans to a single borrower are generally limited to 15% of the institution's capital. Aggregate loans secured by nonresidential real property are generally limited to 400% of the institution's total capital.

         Activities of Subsidiaries. A savings institution seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through an existing subsidiary must provide 30 days prior notice to the FDIC and OTS. A subsidiary of the Bank can engage in activities that are not permissible for the Bank directly, if the OTS determines that such activities are reasonably related to the Bank's business, but the Bank may be required to deduct its investment in such a subsidiary from capital. The OTS has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to be a serious threat to the financial safety, soundness or stability of such savings institution or to be otherwise inconsistent with sound banking practices.

         Real Estate Lending Standards. The OTS and the other federal banking agencies have adopted regulations which require institutions to adopt and at least annually review written real estate lending policies. The lending policies must include diversification standards, underwriting standards (including loan-to-value limits), loan administration procedures, and procedures for monitoring compliance with the policies. The policies must reflect consideration of guidelines adopted by the banking agencies. Among the guidelines adopted by the agencies are maximum loan-to-value ratios for land loans (65%); development loans (75%); construction loans (80%-85%); loans on owner-occupied 1-4 family property, including home equity loans (no limit, but loans at or above 90% require private mortgage insurance); and loans on other improved property (85%).

         The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's risk-based capital, and the aggregate of nonconforming loans secured by real estate other than 1-4 family property should not exceed 30% of risk-based capital. The Bank does not believe that the regulation will have a materially adverse effect on its operations because the guidelines are consistent with its current lending policies and practices.

DEPOSIT INSURANCE

         General. The Bank's deposits are insured by the FDIC to a maximum of $100,000 for each insured depositor. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the FDIC administers two separate deposit insurance funds: The Bank Insurance Fund (the "BIF") which insures the deposits of institutions that were insured by the FDIC prior to FIRREA, and the SAIF which maintains a fund to insure the deposits of institutions, such as the Bank, that were insured by the FSLIC prior to FIRREA.

         Insurance Premium Assessments. FDICIA requires the FDIC to implement a risk-based assessment system, under which an institution's assessment will be based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. The average assessment rate under the risk-based system may not be less than 0.18% of deposits until January 1, 1997. The FDIC may impose higher assessments as it deems appropriate based on the reserves of the SAIF. The FDIC has adopted a regulation that implements the risk-based assessment system effective January 1, 1993.

         Under the risk-based assessment system, a SAIF-insured savings institution will be categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by the OTS (financially sound with only a few minor weaknesses

(Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss to the SAIF (Group C)). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized, and undercapitalized are the same as in the prompt corrective action regulation. Assessments are set at the following percentages of deposits:

                                  Group A          Group B          Group C
                                  -------          -------          -------
Well
Capitalized                          23               26               29

Adequately
Capitalized                          26               29               30


Undercapitalized                     29               30               31

         The same system is also in place for BIF member institutions. The FDIC may change the assessment rates, or the parity of BIF and SAIF rates, based on the reserves in the BIF and the SAIF.

         Under current law, the SAIF has three major obligations: beginning in 1995, to fund losses associated with the failure of institutions with SAIF-insured deposits; to increase its reserves to 1.25% of insured deposits over a reasonable period of time; and to make interest payments on debt incurred to provide funds to the former FSLIC ("FICO debt"). The reserves of the SAIF are currently lower than the reserves of the BIF, and the BIF does not have an obligation to pay interest on FICO debt. The United States Treasury is authorized to provide up to $8 billion to the SAIF, but use of such funds would require Congressional action, and the funds could be used only to fund losses associated with the failure of institutions. Therefore, in the future premiums assessed on deposits insured by the SAIF may be higher than premiums on deposits insured by the BIF. Such a premium structure could provide institutions whose deposits are exclusively or primarily BIF-insured (such as almost all commercial banks) certain competitive advantages over institutions whose deposits are exclusively or primarily SAIF-insured (such as the Bank), including in the pricing of loans and deposits and in lower operating costs. Such a competitive advantages could have an adverse effect on the Bank's results of operations.

         Termination of Deposit Insurance. The FDIC may initiate a proceeding to terminate an institution's deposit insurance if, among other things, the institution is in an unsafe or unsound condition to continue operations. It is the policy of the FDIC to deem an insured institution to be in an unsafe or unsound condition if its ratio of Tier 1 capital to total assets is less than 2%. Tier 1 capital is similar to core capital but includes certain investments in and extensions of credit to subsidiaries engaged in activities not permitted for national banks.

ENFORCEMENT

         FIRREA's enforcement provisions are applicable to all depository institutions, not just savings institutions. FIRREA introduces the new term "institution-affiliated party" to encompass those who are subject to agency enforcement authority. The term includes: (i) directors, officers, employees, agents, and controlling stockholders; (ii) persons required to file a change-in-control notice; (iii) any person who participates in the affairs of the savings institution (including shareholders, consultants, and joint venture partners); and (iv) independent contractors (including attorneys, appraisers, and accountants) who knowingly or recklessly cause or participate in a violation, breach of duty or unsafe practice likely to cause a loss to the institution.

         FIRREA authorized significantly increased penalties for violations of regulations or cease-and-desist orders. The requirements for the issuance of such orders are eased, and the agencies are specifically authorized to order institution-affiliated parties to take affirmative action such as restitution to remedy losses experienced by a depository institution as a result of the parties' participation in violations of law, breaches of duty or unsafe or unsound practices.

         A new three-tier system of penalties against institutions and their institution-affiliated parties applies to violations of laws, regulations, orders and written agreements with regulators. Simple violations may result in a maximum daily penalty of $5,000, while violations, breaches of duty, or reckless practices that are part of a pattern or are likely to cause more than minimal loss (or result in gain to the wrongdoer) are subject to a $25,000 daily penalty. Knowing violations, practices or breaches that cause a substantial loss to the institution or substantial gain to the wrongdoer are subject to a $1,000,000 daily penalty for an institution-affiliated party or the lesser of $1,000,000 or 1% of assets per day for an institution.

         Subsequent to the enactment of FIRREA, the Crime Control Act of 1990 supplemented the agencies' power to seek civil money penalties or cease-and-desist orders requiring restitution by giving the agencies the ability to seek prejudgment attachment of the assets of institution-affiliated parties. The Crime Control Act also expanded agency investigative powers and created the crime of "corruptly obstructing" an examination.

         Even when a savings institution is in full compliance with capital and other requirements, the OTS has adopted a policy of intervening with regulatory enforcement actions to correct deficiencies perceived by the OTS before they result in significant problems or threaten the viability or safety and soundness of the institution. Among the enforcement actions which the OTS is prepared to take in such situations are supervisory agreements, cease and desist orders and capital directives.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

         Affiliate and Insider Transactions. The ability of the Company and its non-depository subsidiaries to deal with the Bank is limited by the affiliate transaction rules, including Sections 23A and 23B of the Federal Reserve Act which also govern BIF-insured banks. With very limited exceptions, these rules require that all transactions between the Bank and an affiliate (which term generally does not include the Bank's subsidiaries) be on arms' length terms.

         Under Section 23A specific restrictions apply to transactions in which the Bank provides funding to its affiliates: the Bank may not purchase the securities of an affiliate, make a loan to any affiliate that is engaged in activities not permissible for a bank holding company, or acquire from an affiliate any asset that has been classified, is in nonaccrual status, has been restructured, or is more than 30 days past due. As to affiliates engaged in bank holding company-permissible activities, the aggregate of (a) loans, guarantees, and letters of credit provided by the savings bank for the benefit of any one affiliate, and (b) purchases of assets by the savings bank from the affiliate, may not exceed 10% of the savings bank's capital (20% for the aggregate of permissible transactions with all affiliates). All loans to affiliates must be secured by collateral equal to at least 100% of the amount of the loan (130% if the collateral consists of equity securities, leases or real property).

         On July 25, 1991, the OTS published a final regulation on affiliate transactions that, among other things, requires savings institutions to retain records of their affiliate transactions that reflect such transactions in reasonable detail. In addition, if a savings institution has been the subject of a change of control application or notice within the preceding two-year period, does not meet its minimum capital requirements, has entered into a supervisory agreement, is subject to a formal enforcement proceeding, or is determined by the OTS to be the subject of supervisory concern, the institution may be required to provide the OTS with 30 days prior notice of any affiliate transaction.

         Loans by the Bank to directors, executive officers, and individual 10% shareholders of the Bank, the Company, or the Company's subsidiaries (collectively, "insiders"), are subject to separate limits on loans to insiders and their related interests. A related interest includes a corporation or partnership that is at least 10% owned by an insider. All loans to insiders and their related interests must be underwritten and made on non-preferential terms, loans in excess of $500,000 must be approved in advance by the Bank's Board of Directors, and the Bank's total of such loans may not exceed 100% of the Bank's capital. Loans by the Bank to its executive officers are subject to even more stringent limits.

         Payment of Dividends and Other Capital Distributions. The payment of dividends, stock repurchases, and other capital distributions by the Bank to the Company is subject to regulation by the OTS. Currently, 30 days prior notice to the OTS of any capital distribution is required. The OTS has promulgated a regulation that measures a savings institution's ability to make a capital distribution according to the institution's capital position.

         The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS. Savings institutions that are undercapitalized, such as the Bank, have no "safe harbor" and may not make any capital distributions, with the exception of repurchases or redemptions of the institution's shares that are made in connection with the issuance of additional shares to improve the institution's financial condition, and that are approved by the OTS after consultation with the FDIC. Undercapitalized institutions also may not pay management fees to any company or person that controls the institution.

         Enforcement. Whenever the OTS has reasonable cause to believe that the continuation by a savings and loan holding company of any activity or of ownership or control of any non FDIC-insured subsidiary constitutes a serious risk to the financial safety, soundness, or stability of a savings and loan holding company's subsidiary savings association and is inconsistent with the sound operation of the savings association, the OTS may order the holding company, after notice and opportunity for a hearing, to terminate such activities or to divest such noninsured subsidiary. FIRREA also empowers the OTS, in such a situation, to issue a directive without any notice or opportunity for a hearing, which directive may (i) limit the payment of dividends by the savings association, (ii) limit transactions between the savings association and its holding company or its affiliates, and (iii) limit any activity of the association that creates a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

         In addition, FIRREA includes savings and loan holding companies within the category of person designated as "institution-affiliated parties." An institution-affiliated party may be subject to significant penalties and/or loss of voting rights in the event such party took any action for or toward causing, bringing about, participating in, counseling, or aiding and abetting a violation of law or unsafe or unsound practice by a savings association.

         Limits on Change of Control. Subject to certain limited exceptions, control of the Bank or the Company may only be obtained with the approval (or in the case of an acquisition of control by an individual, the nondisapproval) of the OTS, after a public comment and application review process. Under OTS regulations defining "control," a rebuttable presumption of control arises if an acquiring party acquires more than 10% of any class of voting stock of the Bank or the Company (or more than 25% of any class of stock, whether voting or non-voting) and is subject to any "control factors" as defined in the regulation. Control is conclusively deemed to exist if an acquirer holds more than 25% of any class of voting stock of the Bank or the Company, or has the power to control in any manner the election of a majority of directors.

         Any company acquiring control of the Bank or the Company becomes a savings and loan holding company, must register and file periodic reports with the OTS, and is subject to OTS examination. With limited exceptions, a savings and loan holding company such as the Company may not directly or indirectly acquire more than 5% of the voting stock of another savings and loan holding company or savings institution unless it acquires control of such company or institution, after obtaining prior OTS approval.

         Notification of New Officers and Directors. A savings and loan holding company that has undergone a change in control in the preceding two years, is subject to a supervisory agreement with the OTS, or is deemed to be in "troubled condition" by the OTS, must give the OTS 30 days' notice of any change to its Board of Directors or its senior executive officers. The OTS must disapprove such change if the competence, experience or integrity of the affected individual indicates that it would not be in the best interests of the public to permit his appointment.

CLASSIFICATION OF ASSETS

         Savings institutions are required to classify their assets on a regular basis, to establish appropriate allowances for losses and report the results of such classification quarterly to the OTS. A savings institution is also required to set aside adequate valuation allowances to the extent that an affiliate possesses assets posing a risk to the institution, and to establish liabilities for off-balance sheet items, such as letters of credit, when loss becomes probable and estimable. The OTS has the authority to review the institution's classification of its assets and to determine whether and to what extent (a) additional assets must be classified, and (b) the institution's valuation allowances must be increased.

Troubled assets are classified into one of three categories as follows:

                 Substandard Assets. Prudent general valuation allowances ("GVAs") are required to be established for such assets.

                 Doubtful Assets. Prudent GVAs are required to be established for such assets.

                 Loss Assets. 100% of the amount classified as loss must be charged off, or a specific allowance of 100% of the amount classified as loss must be established. The OTS has proposed a regulation that would require the use of charge-offs rather than specific allowances for all amounts classified loss, but has postponed action on its proposal.

         In addition to classified assets, the Bank monitors Special Mention assets which have been identified to include potential weaknesses that deserve management's close attention. According to OTS guidelines, Special Mention assets are those assets having a potential weakness or financial risk that, if not corrected, could weaken the assets and increase the risk of financial loss in the future.

         In August 1993, the OTS issued Regulatory Bulletin 31 (RB31) which amends Section 260 of the Thrift Activities Regulatory Handbook, which deals with the classification of assets. This bulletin sets criteria for determining, valuing and classifying troubled collateral-dependent loans. RB31 defines a troubled collateral-dependent loan as a loan in which proceeds for repayment can be expected to come only from the operation and sale of the collateral.

         Troubled collateral-dependent loans are required to be carried at one of the following: (1) the present value of the expected future cash flows, discounted at the loan's effective interest rate, based on the original contractual terms, (2) the loan's observable market price, or (3) the fair value of the collateral. Management believes that RB31 will not have a material effect on the consolidated financial statements of the Company.

         GVAs for loan and lease losses are included within regulatory capital for certain purposes and up to certain limits, while specific allowances and GVAs held against assets other than loans and leases are not included at all.

         The OTS and the other federal banking agencies have adopted a statement of policy regarding the appropriate levels of GVAs for loan and lease losses that institutions should maintain. Under the policy statement, examiners will generally accept management's evaluation of the adequacy of GVAs if the institution has maintained effective systems and controls for identifying and addressing asset quality problems, analyzed in a reasonable manner all significant factors that affect the collectability of the portfolio, and established an acceptable process for evaluating the adequacy of GVAs. However, the policy statement also provides that OTS examiners will review management's analysis more closely if GVAs for loan and lease losses do not equal at least the sum of (a) 15% of assets classified as substandard, (b) 50% of asset classified as doubtful, and (c) for the portfolio of unclassified loans and leases, an estimate of credit losses over the following twelve months based on the institution's average rate of net charge-offs over the previous two or three years on similar loans, adjusted for current trends and conditions. The Company does not anticipate that the GVA policy statement will have a material impact on the Bank's results of operations or financial condition.

COMMUNITY REINVESTMENT ACT

         The Community Reinvestment Act ("CRA") requires each savings institution, as well as other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application.

         In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based on an examination conducted during February 1993, the Bank was rated satisfactory. The OTS and the other federal banking agencies have jointly proposed amendments to their CRA regulations that would replace the current assessment system, which is based on the adequacy of the processes that an institution has established to comply with the CRA, with a new system based on the institution's performance in making loans and investments and maintaining branches in low- and moderate-income areas within the communities that it serves.

FEDERAL HOME LOAN BANK SYSTEM

         The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, the Bank is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances from the FHLB of San Francisco. At June 30, 1994 the Bank was in compliance with this requirement with an investment in the stock of the FHLB of San Francisco of $5.4 million.
Long-term FHLB advances may be obtained only for the purpose of providing funds for residential housing finance and all FHLB advances must be secured by specific types of collateral.

REQUIRED LIQUIDITY

         OTS regulations require savings institutions to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state and federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. The OTS may change this liquidity requirement from time to time to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions, and may exclude from the definition of liquid assets any item other than cash and the balances maintained in satisfaction of FRB reserve requirements, described below.

         OTS regulations also require each member institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawal accounts plus short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. The average liquidity and average short-term liquidity ratios of the Bank at June 30, 1994 were 11.5% and 4.1%, respectively, which exceeded the applicable requirements.

FEDERAL RESERVE SYSTEM

         The FRB requires savings institutions to maintain reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks) and non-personal time deposits. These reserves do not earn interest. For the calculation period including June 30, 1994, the Bank was required to maintain $1.3 million in non-earning reserves and was in compliance with this requirement. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the Bank's liquidity requirements discussed above.

         As a creditor and a financial institution, the Bank is subject to certain regulations promulgated by the FRB, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act), Regulation F (limits on exposure to any one correspondent depository institution), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners, generally including statutes and regulations relating to the environmental condition of the property.

ITEM 2.  PROPERTIES.

         The Company owns its executive offices located at 330 East Lambert Road, Brea, California, 92621. The Company also operates 14 full service branches located in California at June 30, 1994. The Company owns the land and building for five of these branch offices, and leases the land and improvements for the remaining 9 locations. For additional information regarding the Company's offices and equipment and minimum future lease payments, see Notes 6 and 14 of Notes to Consolidated Financial Statements in Item 8 hereof.

         The net book value of the five owned branches totaled $7.5 million at June 30, 1994, and the net book value of the leased branch offices totaled $2.6 million at June 30, 1994. The net book value of the Bank's furniture and fixtures was $1.9 million at June 30, 1994.

ITEM 3.  LEGAL PROCEEDINGS.

         UnionFed and its subsidiaries are defendants in various legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No items were submitted to a vote of security holders during the fiscal quarter ended June 30, 1994.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the executive officers of the Company. Executive officers are elected annually and serve at the pleasure of the Board of Directors.

David S. Engelman                 56                 Chairman of the Board, President and Chief
                                                          Executive Officer of UnionFed and the Bank
Stephen J. Austin                 55                 Senior Vice President, Chief Financial Officer and
                                                          Treasurer of UnionFed and the Bank
Ronald M. Griffith                48                 Senior Vice President, General Counsel and Corporate
                                                          Secretary of UnionFed and the Bank
Ralph E. Lautmann                 66                 Senior Vice President, Special Assets Division
Janice R. Hamilton                37                 Senior Vice President, Retail Banking
Robert J. Medrano                 43                 First Vice President, Human Resources
Gary Plooster                     43                 First Vice President, Mortgage Banking Division
Dale J. Schiering                 47                 First Vice President, Secondary Marketing

- - - - --------------------------
*  Unless otherwise noted, each of the indicated positions ia held at the Bank.

         David S. Engelman has been the Chairman of the Board, President and Chief Executive Officer of the Company and the Bank since April 1991. From October 1989 to March 1991, Mr. Engelman was a consultant to Portland General Corporation, a diversified holding company, which includes ownership of Portland General Electric Co. He was formerly a director and Chairman of the Executive Committee of Commercial Federal Bank in Omaha, Nebraska.

         Ronald M. Griffith has been the Senior Vice President, General Counsel and Corporate Secretary of the Company and the Bank since February 1987. He was a partner in the law firm of McKenna, Conner & Cuneo from 1983 until he joined the Company.

         Ralph E. Lautmann has been the Senior Vice President, Special Assets Division of the Bank since August 1991. From 1984 to 1991 he was the President, Chief Executive Officer and Founder of Trigon Financial, Inc., a mortgage banking firm.

         Stephen J. Austin has served for the Company and the Bank as the Senior Vice President, and Chief Financial Officer since October, 1993 and assumed position of Treasurer in April, 1994; previously he served as the First Vice President and Chief Financial Officer effective March 1992, and as the First Vice President, Controller and Chief Accounting Officer effective September 1991. Prior thereto, he served as Senior Vice President of Valley National Bank of Arizona in charge of internal accounting and credit information effective 1988. From 1983 to 1988, he was the Treasurer and Chief Financial Officer of United Bancorp of Arizona and Senior Vice President of United Bank of Arizona.

         Janice R. Hamilton has been the Senior Vice President, Retail Bank Division since August 1994 and First Vice President, Retail Banking Division of the Bank since May 1993. From 1985 she has held various management positions within the Bank. Prior thereto, she was responsible for Retail Banking functions as a corporate officer with California Federal Bank.

         Robert J. Medrano joined the Bank in March 1994 as the First Vice President, Director of Human Resources. Prior thereto, he was the Vice President, Director of Corporate Employee Relations and Community Development of California Federal Bank since 1984.

         Gary Plooster joined the Bank in April 1994 as Director Wholesale Lending. In August 1994 he became First Vice President, Mortgage Banking Division. Prior to Union Federal Bank, he was Executive Vice President with Shearson Lehman Mortgage from 1986 to 1994 as head of the wholesale lending division.

         Dale J. Schiering has been the First Vice President, Secondary Marketing of the Bank since September 1991. Prior thereto, he served as the Senior Vice President, Secondary Marketing of the Bank since June 1987.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's common stock is traded on the New York Stock Exchange ("NYSE") with the trading symbol UFF. At September 1, 1994, the Company had approximately 853 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 27,201,993 outstanding shares of common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sale prices per share of the common stock of UnionFed as reported on the New York Stock Exchange Composite Tape.

                                                     FISCAL 1994                                      FISCAL 1993
                                  --------------------------------------------     --------------------------------------------
                                    4th          3rd         2nd         1st         4th          3rd         2nd         1st
                                  QUARTER      QUARTER     QUARTER     QUARTER     QUARTER      QUARTER     QUARTER     QUARTER
                                  -------      -------     -------     -------     -------      -------     -------     -------
                 High*             $1.75        $2.63       $2.25       $3.75       $11.25       $16.25      $8.75       $13.75
                 Low*              $0.75        $1.50       $1.63       $1.50       $ 3.75       $ 5.00      $2.50       $ 3.75
- - - - --------------

* Price per share is adjusted to give effect to the one-for-ten reverse stock split effected on August 18, 1993.

         UnionFed may pay dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate, after considering UnionFed's net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. UnionFed's principal source of income currently consists of dividends, if any, from the Bank.

         UnionFed's ability to pay dividends is limited by certain restrictions generally imposed on Delaware corporations. In general, dividends may be paid only out of a Delaware corporation's surplus, as defined in the Delaware General Corporation Law, or net profits for the fiscal in which the dividend is declare and/or the preceding fiscal year. "Surplus" is defined for this purpose as the amount by which a corporation's net assets (total assets minus total liabilities) exceed the amount designated by the Board of Directors of the corporation in accordance with Delaware law as the corporation's capital. The Board of Directors of UnionFed has designated as UnionFed's capital the amount equal to the aggregate par value of its outstanding shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED CONSOLIDATED FINANCIAL AND OPERATION DATA


                                                                               AT OR FOR
                                                                          YEAR ENDED JUNE 30,
                                                        --------------------------------------------------------------
                                                          1994          1993        1992         1991          1990
                                                        --------     ----------   ---------    ---------     ---------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
               FINANCIAL CONDITION AT END OF
               YEAR:
               Total assets  . . . . . . . . . . . . .  $903,976    $1,161,945   $1,642,784   $2,152,756    $2,482,000
               Loans (excluding mortgage-backed
               securities)(1)  . . . . . . . . . . . .   581,384       882,133    1,036,571    1,311,342     1,584,954
               Mortgage-backed
                 securities(1) . . . . . . . . . . . .   157,783        90,708       61,709      395,527       384,263
               General valuation allowance
                 for loan losses . . . . . . . . . . .    14,429        17,951       15,585       20,769        12,516

               Investments and cash (2)  . . . . . . .    65,119        63,736      328,841      125,434       143,146
               Total nonperforming
                 loans (3) . . . . . . . . . . . . . .    22,125        18,978       53,375       66,479        23,947
               REO (4) . . . . . . . . . . . . . . . .    39,234        54,962       85,599       89,449        86,275
               Total nonperforming
                 assets (5)  . . . . . . . . . . . . .    61,359        73,940      138,974      155,928       110,222
               Total restructured loans (6). . . . . .   113,676       162,532       82,032       23,174        37,257
               Total classified assets (7) . . . . . .   213,010       266,092      301,343      460,114       316,283
               Total loans delinquent 30-89 days . . .    15,772        13,554       43,052       85,344        14,571
               Core deposit intangible . . . . . . . .     2,533         3,233        4,892        6,072         6,905
               Capitalized loan servicing
                 assets (8)  . . . . . . . . . . . . .       118         3,402        5,137       18,292        21,954
               Deposits  . . . . . . . . . . . . . . .   847,957     1,022,046    1,298,367    1,565,311     1,697,057
               Borrowed funds  . . . . . . . . . . . .    15,464       104,823      270,193      466,363       597,404
               Stockholders' equity  . . . . . . . . .    34,685        17,042       49,126       71,254       136,729
               SUMMARY OF OPERATIONS:
               Total interest income . . . . . . . . .    64,134    $   91,772   $  143,263   $  206,677    $  231,769
               Less: interest expense  . . . . . . . .    36,297        65,973      113,940      170,783       178,088
                                                        --------    ----------   ----------   ----------    ----------
               Net interest income . . . . . . . . . .    27,837        25,799       29,323       35,894        53,681
               Less: provision for estimated loan
               losses  . . . . . . . . . . . . . . . .    14,350        18,603        6,666       25,127        45,103
                                                        --------    ----------   ----------   ----------    ----------
               Net interest income after provision
                 for estimated losses  . . . . . . . .    13,487         7,196       22,657       10,767         8,578
                                                        --------    ----------   ----------   ----------    ----------
               Non-interest income:
               Loan servicing fees, net of
                 amortization  . . . . . . . . . . . .       893           230        1,012        3,892        (1,969)
               Loan fees . . . . . . . . . . . . . . .       832         1,375        1,918        1,872         1,934
               (Loss)/gain on sale of loans,
                 mortgage-backed securities,
                 investments and loan servicing  . . .      (239)        7,655       11,165        2,465           721
               Gain on sale of branches  . . . . . . .     1,496         1,315           --           --            --
               Other, net  . . . . . . . . . . . . . .     2,488         3,181        4,421        1,720         6,702
                                                        --------    ----------   ----------   ----------    ----------
               Total non-interest income . . . . . . .     5,470        13,756       18,516        9,949         7,388
                                                        --------    ----------   ----------   ----------    ----------
               Non-interest expense:
                 General and administrative expense       29,006        30,910       36,328       42,053        40,087
                 Real estate operations, net(9)  . . .    15,743        27,277       33,770       66,839         4,429
                 Amortization of core
                   deposit intangible  . . . . . . . .       662           845        1,181        1,046           889
                                                        --------    ----------   ----------   ----------    ----------
               Total non-interest expense  . . . . . .    45,411        59,032       71,279      109,938        45,405
                                                        --------    ----------   ----------   ----------    ----------
               Income (loss) before income taxes . . .   (26,454)      (38,080)     (30,106)     (89,222)      (29,439)
               Income tax provision (benefit)  . . . .         3        (5,996)      (7,978)     (24,566)      (11,330)
                                                        --------    ----------   ----------   ----------    ----------
               Net income (loss) . . . . . . . . . . .  $(26,457)   $  (32,084)  $  (22,128)  $  (64,656)   $  (18,109)
                                                        ========    ==========   ==========   ==========    ==========

                            SELECTED FINANCIAL DATA
                                  (CONTINUED)

                                                  AT OR FOR YEAR ENDED JUNE 30,
                                 ---------------------------------------------------------------
                                  1994          1993           1992          1991         1990
                                 ------       -------         -------      -------       -------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 PER COMMON SHARE:(10)
 Net income (loss) - primary.... $(1.28)      $(43.07)        $(29.70)     $(86.80)      $(26.70)
 Net income (loss) - fully
  diluted.......................  (1.28)       (43.07)         (29.70)      (86.80)       (26.70)
 Book value - primary...........   1.28         22.88           66.00        95.70        183.60
 Book value - fully diluted.....   1.28         22.88           66.00        95.70        183.60
 Average number of shares
    outstanding (In thousands)..   20,674       745             745          745           628
 RATIOS:
 Return on average assets*......  (2.65%)       (2.27)%         (1.18)%      (2.69)%       (0.75)%
 Return on average stockholders'
    equity*..................... (65.48%)      (88.82)%        (38.23)%     (52.25)%      (11.75)%
 Interest rate spread during
    period......................   3.39%         2.51%           2.32%        2.18%         2.30%
 Net yield on interest-earning
    assets during period........   3.17%         2.09%           1.82%        1.54%         2.19%
 Expense Ratios:
    Gross(11)*..................   4.16%         3.29%           2.90%        4.16%         1.58%
    Adjusted(12)*...............   2.98%         1.36%           1.11%        1.38%         1.40%
 Efficiency Ratios:
    Gross(13)*.................. 142.75%       154.37%         154.97%      239.81%        74.35%
    Adjusted(14)*...............  93.26%        83.04%          81.55%       94.01%        67.10%
 Dividend payout ratio(15)           --            --              --           --            --
 Stockholders' equity to total
    assets......................   3.84%         1.47%           2.99%        3.31%         5.51%
 Tangible capital ratio.........   3.53%         1.09%           2.60%        2.70%         3.70%
 Leverage capital ratio.........   3.80%         1.36%           2.90%        3.00%         4.00%
 Risk-based capital ratio.......   6.99%         3.08%           5.20%        5.40%         6.10%
 General valuation allowance
    for loan losses to loans
    and mortgage-backed
    securities..................   1.95%         1.85%           1.42%        1.22%         0.64%
 General valuation allowance for
   loan losses to loans,
   excluding mortgage-backed
   securities...................   2.48%         2.03%           1.50%        1.58%         0.79%
 General valuation allowance for
   loan losses to nonperorming
   loans........................  65.22%        94.59%          29.20%       31.24%        52.27%
 Nonperforming assets to total
   loans, mortgage-backed
   securities and REO...........   7.88%         7.19%          11.74%        8.68%         5.36%
 Nonperforming assets to total
   assets.......................   6.79%         6.36%           8.46%        7.24%         4.44%
 Restructured loans and
   nonperforming assets to
   total assets................   19.36%        20.35%          13.45%        8.32%         5.94%
 Classified assets to total
   assets......................   23.56%        22.90%          18.34%       21.37%        12.74%
 Net loan chargeoffs to average
   total loans.................    1.45%         1.72%           1.71%        0.52%         2.03%

NOTES TO SELECTED HISTORICAL FINANCIAL DATA:

(1) Includes both held for investment and held for sale and net of unamortized premiums, unearned income, deferred fees and specific loan loss allowance.

(2) Investment securities does not include the stock held by the Bank as a member of the Federal Home Loan Bank of San Francisco.

(3) Nonperforming loans are those loans placed on non-accrual status and other loans delinquent for 90 days or more.

(4) REO includes real estate acquired in settlement of loans, in-substance foreclosures, net of general and specific real estate valuation allowances and excludes real estate held for investment.

(5) Nonperforming assets include nonperforming loans and REO (net of specific and general reserves).

(6) Restructured loans are loans that have been modified resulting in concessions from original terms with respect to interest payments, maturity, or partial forgiveness of principal or interest.

(7) Classified assets include loans classified Substandard or Doubtful, REO (before general valuation allowance), and the Bank's investment in Uni-Cal Financial Corporation.

(8) Capitalized loan servicing assets include purchased mortgage servicing rights and capitalized excess servicing on loans originated by the Bank. Capitalized excess servicing for a loan is the discounted present value of any difference between (i) the interest rate received by the Bank from the borrower and (ii) the interest rate passed through to the purchaser of the loan, less a "normal servicing fee." See "MD&A -- Interest Rate Risk" for a discussion of assumptions regarding prepayment rates.

(9) Real estate operations, net includes net revenues and expenses, of REO and real estate held for investment, development, or sale.

(10) Per share data is adjusted to give effect to the one-for-ten reverse stock split effected on August 18, 1993.

(11) The gross expense ratio is the ratio of net non-interest expense to average total assets. Net non-interest expense is total non-interest expense minus fee income, gains and losses from sales of loans, MBS, investments and loan servicing, and other income, net (except for exclusion in 1992 of the $1.84 million gain on curtailment of pension plan).

(12) The adjusted expense ratio is equal to total non-interest expense, less real estate operations, net to average total assets.

(13) The gross efficiency ratio is the ratio of non-interest expense to total revenue. Total revenue is net interest income plus fee income, gains from sales of loans, MBS, investments and loan servicing, and other, net (except for exclusion in 1992 of the $1.84 million gain on curtailment of pension plan).

(14) The adjusted efficiency ratio is equal to the non-interest expense, less real estate operations, net to total revenue.

(15) The dividend payout ratio is the ratio of dividends paid (if any) during the fiscal year to net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company reported a net loss of $26.5 million, or $1.28 per share, for the fiscal year ended June 30, 1994 compared to a loss in the prior fiscal year of $32.1 million, or $43.07 per share. For the fiscal year ended June 30, 1992, the loss was $22.1 million or $29.70 per share. Book value decreased to $1.28 per share at June 30, 1994 compared to $22.88 per share at June 30, 1993. All per share amounts are calculated after giving effect to 1 for 10 stock split in August 1993.

         The Company's net losses during the fiscal years 1994, 1993 and 1992 resulted primarily from provisions for losses on loans and real estate. Provisions for loan losses totaled $14.4 million in 1994, $18.6 million in 1993, and $6.7 million in 1992. Provisions for real estate losses (reported under the caption "real estate operations, net") totaled $12.8 million in 1994, $22.1 million in 1993, and $25.3 million in 1992. These loss provisions resulted from the resolution of troubled real estate loans and real estate investments, disposition of foreclosed properties, and the write-down of certain loans and foreclosed properties to fair value to reflect continued deterioration in market values, primarily in Southern California.

         The net loss in 1994 included the cost of resolution of the Company's largest commercial real estate property, with the execution of a sales contract under which approximately half of the property was sold in 1994 and the remaining parcels are scheduled for sale in 1995 and 1996. Additional losses in 1994 resulted from a loan collateralized by a flood-damaged property in the Midwest; the restructure, or foreclosure and disposition of, certain troubled income property loans whose borrowers were unable to continue support due to the prolonged period of economic stress experienced in California; and a loss provision, based on a current appraisal, for a major loan collateralized by marina income property. The rise in interest rates since February, 1994 subsequent to the Federal Reserve Bank's actions to tighten credit was a contributing factor to the further deterioration in the Company's commercial and multifamily real estate loan portfolio, and also resulted in the $2.6 million loss on the disposition of the Company's "held for sale" securities portfolio in the March, 1994 quarter.

FINANCIAL CONDITION

         The Company's consolidated assets totaled $904.0 million at June 30, 1994 as compared to $1.2 billion at June 30, 1993. The continued reduction in total assets from fiscal year 1993 to fiscal year 1994 was primarily achieved through the sales of loans and mortgage-backed securities ("MBS") held for sale. The funds from these sales were utilized to reduce brokered deposits, FHLB advances, other borrowings and to fund disposition of branches. This decrease is consistent with the Company's strategy of reducing total assets of the Bank in order to comply with the OTS capital requirements. See "Regulatory Capital Compliance" below. Stockholders' equity totaled $34.7 million at June 30, 1994 compared to $17.0 million at June 30, 1993. The net change is attributable to a Common Stock Offering in September of 1993 that resulted in cash equity capital of $44.1 million, and the net loss of $26.5 million for fiscal 1994.

CAPITAL RESOURCES AND LIQUIDITY

         The Bank's sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of real estate, sales of loans and MBS, sales of loan servicing and repayments of loans and MBS. Prepayments on loans and MBS and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions.
The decline in interest rates during the past two fiscal years, resulted in substantially higher levels of loan prepayments.

         The Bank's customer deposit base has been the primary element of the Bank's ability to maintain its liquidity while converting assets to generate the funds necessary to reduce brokered deposits and repay FHLB advances. The Bank repaid $17.9 million of maturing brokered deposits in 1994 and $32.9 million in 1993. At June 30, 1994 brokered deposits were $5.1 million, which will mature in 1996. The Bank also repaid a net balance of $87.0 million of FHLB advances in 1994 and an additional $100.0 million in fiscal 1993.

         The Bank continued to consolidate and reduce its current branch system in fiscal 1994. Four branches were sold in fiscal 1994, representing approximately $166.2 million in deposits. Seven branches were sold during fiscal 1993, representing approximately $142.9 million in deposits. These branch sales have largely been funded by the sale of loans and MBS that had previously been classified as held for sale. In addition, in March 1993 the Bank consolidated a branch with a neighboring location.

         MBS sales in fiscal 1994 and 1993 totaled $233.2 million and $283.9 million, respectively. Loan sales totaled $227.6 million in 1994 and $84.1 million in 1993. The Bank's strategy has been to securitize and sell the majority of its current loan production. The Bank anticipates that loan principal repayments will be sufficient to cover possible decreases in retail deposits and provide funds for mortgage banking activities and for gradual replenishment of its variable rate loan portfolio.

         The principal measure of liquidity in the savings and loan industry is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The minimum set by federal regulators is 5%. At June 30, 1994, the Bank's ratio was 11.47% compared to 6.46% at June 30, 1993. The Bank's high liquidity at June 30, 1994 was due to a reduction in liability measurement base which included withdrawable savings, attributable to the sale of branches, and a reduction in short term borrowings made possible by the Company's recapitalization.

         The primary source of cash for the Company is dividends from the Bank. The Bank's Capital Restoration Plan does not permit capital distributions (including dividends) without the prior written approval of the OTS Regional Director. As long as the Bank remains "undercapitalized" for regulatory purposes, the OTS Regional Director cannot approve any capital distributions except in connection with a capital-raising transaction by the Bank.

REGULATORY CAPITAL COMPLIANCE

         FDICIA established three capital standards for savings institutions:
a "leverage (core) limit," a "tier 1 risk-based limit" and a "total risk-based capital" requirement. See "FDICIA Prompt Corrective Action Requirements." Certain assets or portions thereof are required to be deducted immediately from capital, while the inclusion of others in capital under one or all of the capital standards is subject to various transitional rules or other limitations. As of June 30, 1994 the Bank did not meet two of the components of the regulatory capital requirements.

         The following is a reconciliation of the Bank's stockholder's equity to federal regulatory capital, and a comparison of such regulatory capital to the industry minimum requirements of the OTS, as of June 30, 1994:

                                     LEVERAGE                 TIER 1                    TOTAL
                                      (CORE)        %       RISK-BASED       %       RISK-BASED      %
                                     --------     -----     ----------     -----     ----------    -----
                                                           (DOLLARS IN THOUSANDS)
 GAAP Equity.....................    $34,407                 $34,407                  $34,407
 Non-allowable assets:
   Investment in Uni-Cal
     Financial...................        (69)                    (69)                     (69)
 Additional capital items:
   Assets required to be
     deducted....................         --                      --                      (66)
   General loan loss reserves....         --                      --                    7,568
                                     -------                 -------                  -------
 Bank Regulatory Capital.........     34,338      3.80%       34,338       5.74%       41,840       6.99%
 Minimum capital requirement.....     36,151      4.00%       23,944       4.00%       47,888       8.00%
                                     -------      -----      -------       -----      -------      ------
 Capital excess (deficiency).....   ($ 1,813)    (-.20%)     $10,394       1.74%     ($ 6,048)    (-1.01%)
                                     =======      =====      =======       =====      =======      ======


         In late September, 1993 the Company completed its recapitalization equity offering to investors, management and stockholders and received net proceeds of approximately $44.1 million. Receipt of this capital resulted in the Bank achieving capital levels in excess of 4% leverage (core), 4% Tier 1 risk-based, and 8% total risk-based capital ratios required by the OTS Prompt Corrective Action Directive. At such levels the Bank became an "adequately capitalized" institution under the OTS rules implementing FDICIA. However, due to the net loss of $26.5 million incurred in fiscal 1994, two of the Bank's regulatory capital ratios were below the minimum requirements at June 30, 1994. As a result, the Bank became subject to certain regulatory restrictions, including the requirement to file a capital restoration plan. See "Capital Restoration Plan" and "FDICIA Prompt Corrective Action Requirements" above.

ASSET/LIABILITY MANAGEMENT

         Net Interest Income

         The Bank's net interest income is determined by the difference (the "spread") between the yields earned by the Bank on its loans, mortgage-backed securities and investment securities ("interest-earning assets") and the interest rates paid by the Bank on its deposits and borrowings ("interest-bearing liabilities"), as well as the relative amounts of the Bank's interest-earning assets and interest-bearing liabilities. Savings institutions, including the Bank, are subject to interest rate risks to the degree that their interest-bearing liabilities, consisting principally of customer deposits, FHLB advances and other borrowings, mature or reprice more rapidly, or on a different basis, than their interest-earning assets, which consist predominantly of intermediate or long-term real estate loans. While having liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, such an asset/liability structure may result in declining net earnings during periods of rising interest rates, unless offset by non-interest income.

         Net interest income before provision for estimated loan losses increased 7.80% in fiscal 1994 to $27.8 million compared to $25.8 million in fiscal 1993. The increase in fiscal 1994 is due primarily to a substantial reduction in nonperforming assets and improved interest rate spreads. The during period spread increased to 3.39% in fiscal 1994 compared to 2.51% in fiscal 1993, largely due to significant decreases in the Bank's cost of funds in excess of the decline in yields on loans and investments. The difference between average interest-earning assets and interest-bearing liabilities ("net average earning balance") improved by $53.7 million between June 30, 1994 and June 30, 1993 principally due to dispositions of nonearning assets. The net average earning balance also decreased slightly as a percentage of average interest-earning assets to (6.27%) during fiscal 1994 compared to (8.80%) during fiscal 1993. Net interest income before provision for estimated loan losses declined to

$25.8 million in fiscal 1993 from $29.3 million in fiscal 1992 due principally to a substantial reduction in the volume of earning assets and the reduction of the Bank's funding base, partially offset by improving interest rate spreads.

         A portion of the decline in average interest-earning assets in fiscal 1994 as compared to fiscal 1993 resulted from implementation of a strategy set forth in the prior Capital Plan to sell the current production of loans, and to allow the balance sheet to shrink by the application of funds from loan repayments to repay borrowings. In addition, because the Bank experienced greater levels of loan and real estate losses than anticipated in the Amended Capital Plan, the Bank sold loans and MBS as a means of reducing required capital levels and maintaining compliance with interim capital ratio targets. Sales and principal reductions of loans and investments accounted for virtually all of the decrease in average interest-earning assets from fiscal 1993.

         The weighted average yield on interest-earning assets was 7.28% in fiscal 1994, compared to 7.42% during fiscal 1993 and 8.81% during fiscal 1992. The decrease in yield is primarily due to a lower interest rate environment. The average cost of interest-bearing liabilities declined to 3.89% in fiscal 1994 compared to 4.91% in fiscal 1993, and 6.49% in fiscal 1992, due to significant decreases in prevailing interest rates on deposits and borrowings.

         The following tables present for the periods indicated the total dollar amount of interest income from average interest- earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities and the resultant costs, expressed both in dollars and rates. The table also sets forth the net average earning balance for the periods indicated. Average balances are computed using a daily average balance during the period.

                                            YEAR ENDED JUNE 30, 1994      YEAR ENDED JUNE 30, 1993       YEAR ENDED JUNE 30, 1992
                                           ---------------------------  -----------------------------  -----------------------------
                                                               AVERAGE                        AVERAGE                        AVERAGE
                                           AVERAGE             YIELD/    AVERAGE              YIELD/    AVERAGE              YIELD/
                                           BALANCE   INTEREST   RATE     BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE
                                           --------  --------  -------  ----------  --------  -------  ----------  --------  -------
                                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and mortgage-backed
   securities:
    Adjustable rate .....................  $448,448  $32,757     7.30%  $  589,286  $47,022     7.98%  $  764,582  $ 70,551    9.23%
    Fixed rate...........................   207,535   17,481     8.42      275,617   23,330     8.46      239,942    22,788    9.50
    Construction.........................     9,791      785     8.02       26,659    2,092     7.85      125,917    11,862    9.42
    Equity trust deed....................     6,086      491     8.07       11,150    1,005     9.01       18,057     1,856   10.28
    Consumer and other...................    14,828    1,345     9.07       19,826    1,942     9.80       31,148     3,168   10.17
    Mortgage-backed securities...........   103,321    6,338     6.13       82,257    6,070     7.38      248,567    21,156    8.51
                                           --------  -------    -----   ----------  -------    -----   ----------  --------   -----
      Total loans and mortgage-
       backed securities (1).............   790,009   59,197     7.49    1,004,795   81,461     8.11    1,428,213   131,381    9.20
  Investments............................    87,115    4,692     5.39      230,911   10,151     4.40      185,650    10,753    5.79
                                           --------  -------    -----   ----------  -------    -----   ----------  --------   -----
      Total interest-earning assets......   877,124   63,889     7.28    1,235,706   91,612     7.42    1,613,863   142,134    8.81
                                                                -----                          -----                          -----
Investments in FHLB stock................     6,286      245     3.90       15,165      160     1.06       27,497     1,129    4.11
                                                     -------    -----               -------    =====               --------   -----
Non-interest-earnings assets.............   113,279                        165,194                        238,431
                                           --------                     ----------                     ----------
      Total assets.......................   996,689   64,134            $1,416,065  $91,772            $1,879,791  $143,263
                                           ========  -------            ==========  -------            ==========  --------
Interest-bearing liabilities:
  Savings deposits:
    Certificate accounts(2)..............   615,319   27,530     4.47      802,085   40,340     5.03    1,046,773    69,011    6.59
    Money market passbook accts..........   119,183    2,936     2.46      175,116    5,487     3.13      192,649     8,959    4.65
    Passbook accounts....................    56,574    1,215     2.15       63,150    1,741     2.76       63,722     2,709    4.25
    Checking accounts....................    78,538      905     1.15      107,811    2,310     2.14      116,843     4,108    3.52
                                           --------  -------    -----   ----------  -------    -----   ----------  --------   -----
      Total deposits.....................   869,614   32,586     3.75    1,148,162   49,878     4.34    1,419,987    84,787    5.97
  Borrowings:
    Reverse repurchase...................    11,585      327     2.82           --       --       --       34,147     2,461    7.21
    FHLB advances........................    46,799    2,654     5.67      181,449   14,426     7.95      307,682    26,338    8.56
    Medium-term notes....................        --       --       --        4,864      220     4.52        7,000       585    8.36
    Other................................     4,127      730    17.69        9,911    1,449    14.62        6,795     1,064   15.66
                                           --------  -------    -----   ----------  -------    -----   ----------  --------   -----
      Total borrowings...................    62,511    3,711     5.94      196,224   16,095     8.20      355,624    30,448    8.56
                                           --------  -------    -----   ----------  -------    -----   ----------  --------   -----
      Total interest-bearing
       liabilities.......................   932,125   36,297     3.89    1,344,386   65,973     4.91    1,775,611   115,235    6.49
                                                                                                                              -----
      Capitalized interest...............        --       --       --           --       --       --                 (1,295)
                                                     -------    -----               -------    -----               --------
Non-interest bearing liabilities.........    24,162                         35,555                         46,306
Stockholders' equity.....................    40,402                         36,124                         57,874
                                           --------                     ----------                     ----------
      Total liabilities and
       stockholder's equity..............   996,689   36,297            $1,416,065  $65,973            $1,879,791  $113,940
                                           ========  =======            ==========  =======            ==========  ========
Net interest income/interest rate
 spread..................................             27,837     3.39%              $25,799     2.51%              $ 29,323    2.32%
                                                     =======    =====               =======    =====               ========   =====
Net average earning balance(3)/net
 yield on interest earning assets(4).....  $(55,001)             3.17%  $ (108,680)             2.09%  $ (161,748)             1.82%
                                           ========              =====   ==========            =====   ==========             =====

___________________________

(1) Nonaccrual loans are included in the average balance column; however, only collected interest is included in the interest column.
(2) Brokered deposits represented 0.61%, 2.25% and 4.31% of the Bank's deposits at June 30, 1994, 1993 and 1992, respectively.
(3) The "net average earning balance" equals the difference between the average balance of interest-earning assets and the average balance of interest-bearing liabilities.
(4) The net yield in interest earning assets during the periods equals net interest income divided by average interest-earning assets for the period.

         Changes in the Bank's net interest income are a function of both changes in rates and changes in volumes of interest- earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and expense for the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in rate (changes in rate multiplied by old volume) and (ii) changes in volume (changes in volume multiplied by old rate). The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. Interest-earning asset and interest-bearing liability balances in the calculations are computed using daily average balances.

                                                                               YEAR ENDED JUNE 30,
                                                    ---------------------------------------------------------------------------
                                                                1994 VS. 1993                         1993 VS. 1992
                                                    -----------------------------------     -----------------------------------
                                                         INCREASE                                 INCREASE
                                                        (DECREASE)                               (DECREASE)
                                                       ATTRIBUTED TO                            ATTRIBUTED TO
                                                    ---------------------                   ---------------------
                                                     VOLUME        RATE          NET         VOLUME        RATE          NET
                                                    --------      -------      --------     --------     --------      --------
                                                                             (DOLLARS IN THOUSANDS)
Interest income on loans and
  mortgage-backed securities  . . . . . . . . .     $(17,414)     $(4,850)     $(22,264)    $(38,951)    $(10,969)     $(49,920)
Interest income on investments  . . . . . . . .       (6,321)         862        (5,459)       2,622       (3,224)         (602)
                                                    --------      -------      --------     --------     --------      --------
      Total interest income on interest-
        earning assets  . . . . . . . . . . . .      (23,735)      (3,988)      (27,723)     (36,329)     (14,193)      (50,522)
                                                    --------      -------      --------     --------     --------      --------
Investments required by law . . . . . . . . . .          (94)         179            85         (506)        (463)         (969)
                                                    --------      -------      --------     --------     --------      --------
Interest expense on deposits. . . . . . . . . .      (12,101)      (5,191)      (17,292)     (16,231)     (18,678)      (34,909)
Interest expense on borrowings(1) . . . . . . .      (10,968)      (1,416)      (12,384)     (13,647)        (706)      (14,353)
                                                    --------      -------      --------     --------     --------      --------
      Total  interest expense on
        interest-bearing liabilities . . . . . .     (23,069)      (6,607)      (29,676)     (29,878)     (19,384)      (49,262)
                                                    --------      -------      --------     --------     --------      --------
Increase (decrease) in net interest
  income . . . . . . . . . . . . . . . . . . . .    $   (760)     $ 2,798      $  2,038     $ (6,957)    $  4,728      $ (2,229)
                                                    ========      =======      ========     ========     ========      ========


____________

(1)      Net of capitalized interest on real estate investments

         The end of period spread at June 30, 1994 decreased to 3.50% compared to 3.55% at June 30, 1993 and 2.25% at June 30, 1992. The increase in fiscal 1994 and 1993 is primarily due to the Bank's investments in higher yielding securities and the Bank's overall lower cost of funds.

         The following table sets forth the components of the Bank's net interest rate spread at the dates indicated:


                                                                                   JUNE 30,
                                                                    -------------------------------------
                                                                    1994            1993             1992
                                                                    ----            ----             ----
Weighted average yield on:
   Loans and mortgage-backed securities . . . . . . . . . . . .     7.28%           7.91%             8.88%
   Investments  . . . . . . . . . . . . . . . . . . . . . . . .     6.20            5.71              4.47
                                                                    ----            ----              ----
Combined loans and investments  . . . . . . . . . . . . . . . .     7.19            7.77              7.85
                                                                    ----            ----              ----
Weighted average cost of:
   Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .     3.65            3.96              4.93
   Borrowings . . . . . . . . . . . . . . . . . . . . . . . . .     5.93            6.72              8.85
                                                                    ----            ----              ----
Combined deposits and borrowings  . . . . . . . . . . . . . . .     3.69            4.22              5.60
                                                                    ----            ----              ----
Interest spread at end of period  . . . . . . . . . . . . . . .     3.50%           3.55%             2.25%
                                                                    ====            ====              =====

         Interest Rate Risk

         Savings institutions are subject to interest rate risks to the degree that interest-bearing liabilities reprice or mature more rapidly or on a different basis than interest-earning assets. A principal objective of the Bank is to manage the effects of adverse changes in interest rates on the Bank's interest income, while maintaining asset quality. To improve the rate sensitivity and maturity balance of its interest-earning assets and liabilities, the Bank has over the past several years emphasized origination of loans with adjustable interest rates or relatively short maturities. The Bank's one-year gap, a measure of exposure to interest rate risk, was 4.27% at June 30, 1994 compared to 1.0% at June 30, 1993 and negative 15.4% at June 30, 1992. The Bank monitors asset and liability maturities on a regular basis, and performs various simulations and other analyses as a means of quantifying and controlling interest rate risk.

         The Bank's policy is to maintain its balance sheet gaps for annual periods close to a tolerance range of zero. The change in the one-year gap is principally attributable to the increase in the current maturities of MBS and ARMs, and the decrease in FHLB advances. To reduce its interest rate risk, the Bank is attempting to target longer term deposit maturities and maintain a high percentage of adjustable rate loans in the loan portfolio. In addition, the Bank may purchase interest rate caps as a means of reducing exposure to rising interest rates. See "Capital Resources and Liquidity."

         The Bank continually monitors the composition and amount of its loan origination activity to determine the amount of loans originated for sale. In determining the level of loans held for sale at origination, the Bank reviews its liquidity requirements, asset size, the composition and interest rate sensitivity of its loan portfolio, expectations concerning interest rates, capital requirements and other factors. As part of the Bank's capital compliance strategy in fiscal 1994 and 1993, the Bank began selling virtually all of its current production of one-to-four unit residential loans.

         A principal objective of the Bank is to manage the effects of changes in interest rates on the Bank's interest income, while maintaining asset quality and an acceptable interest rate spread. To improve the rate sensitivity and maturity balance of its interest-earning assets and its liabilities, the Bank has over the past several years emphasized originations of loans with adjustable interest rates or relatively short maturities. Loans with adjustable interest rates have the beneficial effect of allowing the yield on the Bank's assets to increase during periods of rising interest rates, although such loans have contractual limitations on the frequency and extent of interest rate adjustments. See "Business -- Lending Activities." In fiscal 1993, the Bank began selling virtually all of its current production of one-to-four unit residential loans, including ARM loans. At June 30, 1994, 89% of the Bank's combined loan and investment portfolios consisted of loans or investment securities which mature or reprice within five years, compared to 88% and 97% at June 30, 1993 and 1992, respectively.

         At June 30, 1994, loans and MBS with adjustable interest rates represented 63% of the Bank's loan and mortgage-backed securities portfolio, compared to 58% at June 30, 1993. The Bank's largely adjustable rate loan and mortgage-backed securities portfolio is funded principally by short-term deposits and borrowings with original maturities of less than three years. Adjustable rate loans comprised 34% of loan originations in fiscal 1994 compared to 23% in fiscal 1993.

         The following tables set forth the projected maturities, based upon contractual maturities as adjusted for scheduled repayments, projected prepayments and "repricing mechanisms" (provisions for changes in the interest and dividend rates of assets and liabilities) of the Bank's major asset and liability categories as of June 30, 1994, as well as certain information regarding the difference between interest-earning assets and interest-bearing liabilities in future periods. Prepayment rates are assumed in each period on substantially all of the Bank's loan portfolio based upon its historical loan prepayment experience and anticipated future prepayments. Repricing mechanisms on certain of the Bank's assets are subject to limitations, such as caps on the amount that interest rates and payments on the Bank's loans may adjust, and, accordingly, such assets do not normally respond as completely or rapidly as the Bank's liabilities to changes in market interest rates. The interest rate sensitivity of the Bank's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth.

                  ANALYSIS OF REPRICING MECHANISMS AND MATURITIES BASED UPON ESTIMATES AND ASSUMPTIONS

                                                                       AT JUNE 30, 1994
                                      -------------------------------------------------------------------------------------
                                                 PERCENT
                                       TOTAL       OF     WITHIN 3     4-12         2           3          5        OVER 5
                                      BALANCE    TOTAL     MONTHS     MONTHS      YEARS       YEARS      YEARS      YEARS
                                      --------   ------   --------   --------   ---------   ---------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Investment Securities(1)(2) . . . .   $ 70,538     8.87%  $  8,420   $ 11,215   $  25,163   $  15,549   $ 10,191   $     --
Mortgage-Backed
  Securities(3)(4)(5) . . . . . . .    157,783    19.84%    19,625     65,182       9,645       8,542     13,871     40,918
Loans Receivable:(3)(4)
  Real Estate:
    Adjustable Rate(5)  . . . . . .    424,987    53.44%   261,300    152,588       5,369       1,115      2,011      2,604
    Fixed Rate  . . . . . . . . . .    129,318    16.26%       313      8,141      20,592      40,592     14,679     45,001
    Consumer  . . . . . . . . . . .     12,650     1.59%     2,970        735         992       1,010      1,949      4,994
                                      --------   ------   --------   --------   ---------   ---------   --------   --------
Total Interest-earning Assets . . .   $795,276   100.00%  $283,151   $237,861   $  61,761   $  66,808   $ 42,701   $ 93,517
                                      ========   ======   ========   ========   =========   =========   ========   ========
INTEREST-BEARING LIABILITIES:
Customer Accounts:
  Passbook Accounts(6)  . . . . . .   $ 58,303     6.75%  $  1,680   $  7,015   $   3,852   $   7,164   $  6,161   $ 32,431
  Money Market
    Accounts  . . . . . . . . . . .    178,966    20.73%    10,312     25,530      33,739      21,875     31,972     55,538
    Term Certificates(1)  . . . . .    605,554    70.13%   204,397    234,591     125,931      21,800     17,705      1,130
    Brokered CDs(1) . . . . . . . .      5,134     0.59%        --         --          --       5,134         --         --
Borrowings:
    FHLB Advances(1)  . . . . . . .     13,000     1.51%        --     13,000          --          --         --         --
    Other(7)  . . . . . . . . . . .      2,464     0.29%        --         --          --          --         --      2,464
                                      --------   ------   --------   --------   ---------   ---------   --------   --------
      Total Interest-
        Bearing Liabilities . . . .   $863,421   100.00%  $216,389   $280,136   $ 163,522   $  55,973   $ 55,838   $ 91,563
                                      ========   ======   ========   ========   =========   =========   ========   ========
Maturity Gap  . . . . . . . . . . . . . . . . . . . . .   $ 76,239   $(42,275)  $(101,761)  $  10,835   $(13,137)  $  1,954
June 30, 1994 cumulative gap  . . . . . . . . . . . . .     76,239   $ 33,964   $ (67,797)  $ (56,962)  $(70,099)  $(68,145)
  as a % of interest-earning assets . . . . . . . . . .      9.59%      4.27%      -8.52%      -7.16%     -8.81%     -8.57%
June 30, 1993 cumulative gap  . . . . . . . . . . . . .   $249,371   $ 10,896    (143,914)   (139,070)  $(92,450)  $(78,031)
  as a % of interest-earning assets . . . . . . . . . .     23.77%      1.04%     -13.72%     -13.26%     -8.81%     -7.44%

_________________

(1)      Based upon the contractual maturities of the instruments.
(2)      Includes interest-bearing deposits with other financial institutions.
(3) Based upon the contractual maturities of the loans and mortgage-backed securities, as adjusted for scheduled principal repayments and projected average prepayments of principal of 7% per year for loans and mortgage-backed securities.
(4) Amounts are net of discounts, premiums, deferred loan fees and general valuation allowance.
(5) The interest rate on adjustable rate loans generally adjusts after an initial three-month, six-month or twelve-month fixed interest rate period. Such loans are included in the maturity period in which the first interest rate adjustment occurs, as adjusted for anticipated prepayments.
(6) All passbook accounts are assumed to "run off" at the rate of approximately 17% per year based on the Bank's historical experience.
(7) Includes both fixed and adjustable rate borrowings. Adjustable rate borrowings are included in the maturity period in which the first interest rate adjustment occurs.

NONPERFORMING ASSETS

     Nonperforming assets consist of real estate acquired in settlement of loans and in-substance foreclosures (collectively, "REO") and nonaccrual loans. While the Bank experienced a decrease in nonperforming assets during fiscal year 1994 and from fiscal year 1992 to 1993, total nonperforming assets remain high as a percentage of assets relative to industry peer averages. The decrease in fiscal years 1994 and 1993 was primarily attributable to the sale of and additional write-downs on REO and restructure of loans previously classified as nonaccrual.

         The following table sets forth the amounts of nonperforming assets of the Bank at the dates indicated:


                                                                         AT JUNE 30,
                                                          ---------------------------------------
                                                            1994           1993            1992
                                                          --------      ----------     ----------
                                                                    (DOLLARS IN THOUSANDS)
Nonperforming loans(1)...............................     $ 22,125      $   18,978     $   53,375
Real estate acquired in settlement of loans(2).......       23,557          43,621         72,414

In-substance foreclosures, net of undisbursed
  funds(2)...........................................       15,677          11,341         13,185
                                                          --------      ----------     ----------
      Total nonperforming assets.....................     $ 61,359      $   73,940     $  138,974
                                                          ========      ==========     ==========
Total assets.........................................     $903,976      $1,161,945     $1,642,784
                                                          ========      ==========     ==========
Nonperforming assets, net as a percentage of
      Total assets...................................         6.79%           6.36%          8.46%
                                                          ========      ==========     ==========

____________

(1)   Net of specific valuation allowances.
(2) Net of specific valuation allowances and pro-rata allocated REO general valuation allowance.

         The following table presents the activity of nonperforming loans and REO (net of specific valuation allowances and the REO general valuation allowance) for the periods presented (1):


                                                             FOR THE YEAR ENDED               FOR THE YEAR ENDED
                                                               JUNE 30, 1994                    JUNE 30, 1993
                                                         --------------------------      ---------------------------
                                                         NONPERFORMING                   NONPERFORMING
                                                             LOANS            REO            LOANS             REO
                                                         -------------     --------      -------------      --------
                                                                               (DOLLARS IN THOUSANDS)

          Beginning Balance                                $ 18,978        $ 54,962        $ 53,375         $ 85,599
          Additions...................................       47,025          49,872          35,162           27,252
          Payoff, cures and sales.....................           --         (53,748)        (35,338)         (36,290)
          Restructurings..............................       (1,475)             --         (17,358)              --
          Assets foreclosed upon or designated
            as REO....................................      (35,912)             --          (8,704)              --
          Charge-offs and specific valuation allowance
            provisions................................       (6,491)        (11,852)         (8,159)         (21,599)
                                                           --------        --------        --------         --------
           Ending Balance.............................     $ 22,125        $ 39,234        $ 18,978         $ 54,962
                                                           ========        ========        ========         ========

____________

(1) Single family and consumer loans are reflected in additions or designated as REO on a net change basis.

         Nonaccrual Loans

         Nonaccrual loans generally represent loans for which interest accruals have been suspended. At June 30, 1994, nonaccrual loans of $22.1 million had increased by $3.1 million, or 17%, from $19.0 million at June 30, 1993, following a decline of $34.4 million, or 64%, from $53.4 million at June 30, 1992.

         The Bank's nonaccrual policy provides that, interest accruals generally cease once a loan is past due as to interest or principal for a period of 90 days or more. Loans may also be placed on nonaccrual status even though they are less than 90 days past due if management concludes that there is little likelihood that the borrower will be able to comply with the repayment terms of the loan. Nonaccrual loans at June 30, 1994 included $1.4 million of cash flow loans. The Bank recognizes the interest on the cash flow loans on a cash basis. In some cases, the Bank may continue to accrue interest on certain loans that are adequately secured and in the process of collection even though such loans have been past due as to interest or principal payments for 90 days or more. In addition, if a loan is in the process of being restructured and the final terms have been agreed upon by both parties, the loan will be accounted for as a restructured loan and interest due since the last payment will be written off or accrued as dictated by the terms of the restructuring.

         Nonaccrual loans at June 30, 1994 were primarily commercial loans (51%) and single family loans (39%). At June 30, 1993, nonaccrual loans consisted largely of single family loans (68%) and multifamily loans (25%).
The change in mix in nonaccrual loans is primarily attributable to two factors: the decrease in multifamily loans was due to the restructure and foreclosure of several loans during the year while the increase in nonaccrual commercial real estate loans was attributable to the default of several major properties in late fiscal 1994. The decrease in nonaccrual single family loans is an indication that the single family real estate market in Southern California has begun to stabilize.

         In the past four years, the national economy has been adversely affected by negative or low rates of economic growth and high unemployment.
The effects of the economic downturn have been acute in California where collateral for approximately 93% of the Bank's real estate loan portfolio is located. The decline in California real estate values first became apparent in the Bank's loans secured by hotels, land and development projects. Such segments accounted for significant loan and real estate losses beginning in fiscal 1990 and continuing throughout fiscal 1994. The Bank believes that real estate values have declined in the majority of markets in which it operates. The Bank has noted decreases in net operating income generated in many of its multifamily, office and retail properties, causing borrowers to have difficulty in meeting debt service requirements. In light of the current environment the Bank anticipates that it will continue to follow its pattern of working with borrowers to restructure the loans when the economic benefit is greater than foreclosures. Single family delinquencies and foreclosures are expected to remain high for the near future.

         Future levels of nonaccrual loans will continue to be dependent on the economy. The current estimates of modest post- recessionary growth should tend to have a favorable impact on the Bank's level of nonaccrual loans, while deterioration in economic conditions will tend to have the opposite effect.

         The following table summarizes the distribution of the Bank's nonaccrual loans by collateral type (1):



                                                                            AT JUNE 30,
                                                                  -----------------------------
                                                                    1994       1993       1992
                                                                  -------    -------    -------
                                                                     (DOLLARS IN THOUSANDS)
                    1-4 unit residential and mortgage-
                         backed securities  . . . . . . .         $ 8,650    $12,875    $ 9,113

                    Multifamily . . . . . . . . . . . . .             689      4,332        522
                    Commercial:

                       Retail . . . . . . . . . . . . . .           2,449         --         --
                       Hotel/motel  . . . . . . . . . . .           5,592      1,154      2,000
                       Storage facilities . . . . . . . .              --         --      3,670
                       Office . . . . . . . . . . . . . .              --         --      7,248
                       Other. . . . . . . . . . . . . . .           3,163        328        600
                                                                  -------    -------    -------
                            Total commercial  . . . . . .          11,204      1,482     13,518
                                                                  -------    -------    -------
                    Construction-Residential  . . . . . .              --         --     29,582
                                                                  -------    -------    -------
                    Total real estate loans . . . . . . .          20,543     18,689     52,735
                    Consumer loans (2)  . . . . . . . . .           1,582        289        640
                                                                  -------    -------    -------
                    Total nonaccrual loans  . . . . . . .         $22,125    $18,978    $53,375
- - - - ------------                                                      =======    =======    =======

(1) Balances are net of contra, loans in process and specific valuation allowances.
(2)   Consumer loans include mobile home loans.

         REO

         REO consists of real estate acquired in settlement of loans and loans accounted for as in-substance foreclosures. When there is an indication that a borrower will not make all the required payments on a loan; the borrower no longer has equity in the property collateralizing a loan; it appears doubtful that equity will be rebuilt in the foreseeable future; or the borrower has (effectively or actually) abandoned control of the collateral, the property is considered repossessed in-substance (in-substance foreclosure). Real estate acquired in settlement of loans is recorded at the lower of the unpaid balance of the loan at the settlement date or fair value of the collateral, less estimated selling cost. Subsequently, valuation allowances for estimated losses are charged to real estate operations expense if the carrying value of real estate exceeds estimated fair value. The Bank does not accrue interest income on loans classified as in-substance foreclosures and reported as real estate acquired in settlement of loans.

         As part of the Bank's quarterly internal asset review procedure, loans are tested for potential in-substance foreclosure status through discounted cash flow analyses, and evaluation of the borrower's capacity and willingness to continue to service the debt and control the property. If the Bank expects that, based on the current terms of the debt and the expected future cash flows of the property, the borrower will be unable to rebuild equity in the future, the loan will be evaluated as a candidate for troubled debt restructuring. The Bank will continue to classify this asset as a loan during the restructure process and will only transfer it to in-substance foreclosure when it is determined that a restructure is not feasible. These loans will be carried at the lower of cost or fair value.

         REO decreased to $39.2 million at June 30, 1994, from $55.0 million at June 30, 1993 and $85.6 million at June 30, 1992. The decrease in fiscal 1994 is attributable to sales of real estate totaling $53.7 million and charge-offs or write-downs of $11.9 million, partially offset by additions of $49.9 million. During fiscal year 1994, the Bank acquired title to $45.4 million in assets previously classified as in-substance foreclosures. The Bank plans to continue its efforts to acquire title to in-substance foreclosed assets and certain delinquent problem loans when a restructure does not provide a greater economic benefit. Acquiring title allows the Bank to control the asset and begin aggressive marketing efforts to dispose of the asset.

         Single family REO has decreased to $1.3 million at June 30, 1994 from $3.4 million at June 30, 1993 and $6.3 million at June 30, 1992. The Bank believes this decrease reflects a gradually stabilizing single family real estate market in Southern California and expects the level of foreclosure on single family loans to continue to decrease. The Bank is continually marketing these properties for sale. The Bank sold $14.6 million of single family REOs in the fiscal 1994 and $6.3 million in fiscal 1993.

         The following table summarizes the distribution of the Bank's REO by collateral type (1):



                                                                            AT JUNE 30,
                                                                  -----------------------------
                                                                    1994       1993       1992
                                                                  -------    -------    -------
                                                                      (DOLLARS IN THOUSANDS)
                    1-4 unit residential . . . . . . . . . .      $ 1,334    $ 3,433    $ 6,257
                    Multifamily  . . . . . . . . . . . . . .        6,889      5,451      3,406
                    Commercial:
                       Retail  . . . . . . . . . . . . . . .       14,725      2,445      5,561
                       Land  . . . . . . . . . . . . . . . .       10,333     22,654     25,578
                       Hotel/motel . . . . . . . . . . . . .           --         --      7,546
                       Mobile home parks . . . . . . . . . .           82         --      1,754
                       Manufacturing/Warehouse . . . . . . .           --      1,377         --
                       Office  . . . . . . . . . . . . . . .        5,137      9,384      3,408
                       Other . . . . . . . . . . . . . . . .           --      1,239         --
                                                                  -------    -------    -------
                 Total commercial  . . . . . . . . . . . . .       30,277     37,099     43,847
                    Construction:
                       Residential . . . . . . . . . . . . .           --      8,979     31,304
                       Commercial  . . . . . . . . . . . . .          681         --        399
                                                                  -------    -------    -------
                 Total construction  . . . . . . . . . . . .          681      8,979     31,703
                                                                  -------    -------    -------
                    Total real estate  . . . . . . . . . . .       39,181     54,962     85,213
                    Consumer(2)  . . . . . . . . . . . . . .           53         --        386
                                                                  -------    -------    -------
                    Total real estate acquired in settlement
                        of loans . . . . . . . . . . . . . .      $39,234    $54,962    $85,599
                                                                  =======    =======    =======

- - - - ---------------
(1) Balances are net of contra, loans in process, and specific valuation allowances and the real estate general and specific valuation allowances.

(2)   Consumer loans include mobile home loans.

RESTRUCTURED LOANS

         The Bank has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation or other disposition. Candidates for restructure are reviewed based on the quality of the borrower and the borrower's ability to enhance the value of the property, the collateral and the economic value of the restructured loan relative to foreclosure and other options. Restructure allows the borrower more time to regain equity in the property. Generally the Bank obtains an appraisal at the time of restructure and updates the valuation quarterly through internally prepared discounted cash flow analyses. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate to reflect a positive debt coverage ratio, modifying the payments for a period of time to interest only, an extension of the loan maturity date to allow time for stabilization of the property income, and partial forgiveness of principal and interest. In certain circumstances, the Bank also obtains the right to share in future benefits arising from the upside potential of the collateral. In addition to the modifications to terms, the Bank generally requires the borrower to invest new cash equity in the property through principal reduction or correction of deferred maintenance as part of the restructure agreement. Once a restructure takes place, the loan is subject to the accounting and disclosure rules prescribed in the SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

         Restructured loans which are performing in accordance with their new terms and, therefore, are not included in nonaccrual loans, amounted to $113.7 million at June 30, 1994. Of the total restructured loans at June 30, 1994, 87% originated from performing loans or loans less than 90 days delinquent at the time of restructure. For restructured loans that were previously performing, the Bank accrues interest based on the terms of restructure. For nonperforming loans that have been restructured, interest accruals are on a cash basis until such time as a sustained stream of payments, in accordance with the restructured terms, has been received. Thereafter, interest accrual resumes based on the terms of the restructure. At June 30, 1994 the average current yield on restructured loans was 7.22% and the average debt coverage ratio was 1.07. Any restructured loans which require payments based solely on cash flows are reported as nonaccrual loans and not restructured loans. At June 30, 1994 $1.4 million of nonaccrual loans represent loans with restructured terms requiring cash flow only payments.

         Restructured loans decreased to $113.7 million at June 30, 1994 from $162.5 million at June 30, 1993, but increased from $82.0 million at June 30, 1992. During fiscal 1993, the Bank restructured $72.8 million of multifamily loans, of which $29.1 million were loans to one borrower. The restructures generally involved modifications to payments and interest rate reductions, with a small amount of principal forgiveness. In fiscal year 1992, 58.3% of the total restructures involved commercial loans, including $24.5 million that had previously been classified as in-substance foreclosures. As of June 30, 1993, one restructured loan was paid off upon the sale of the property. A loan whose terms have been restructured is no longer disclosed as a restructured loan if, subsequent to restructuring, its effective interest rate is equal to or greater than the rate that the Bank is willing to accept for a new loan with comparable risk and if principal payments, suspended in connection with the restructure, resume.

         The following table summarizes the distribution of the Bank's restructured loans by collateral type (1):



                                                               AT JUNE 30,
                                              -----------------------------------------
                                                1994            1993             1992
                                              --------        --------          -------
                                                       (DOLLARS IN THOUSANDS)
S>
Multifamily                                   $ 92,057        $ 90,627          $30,456
Commercial:
  Retail                                         4,733          44,630           23,692
  Land                                              --           3,325            3,848
  Hotel/motel                                    2,783           8,930           14,338
  Storage facilities                                --           6,733            3,533
  Office                                         5,541           6,587              685
  Other                                          2,270           1,700            1,700
                                              --------        --------          -------
    Total commercial                            15,327          71,905           47,796
                                              --------        --------          -------
Construction:
  Residential construction                       6,292              --            3,780
                                              --------        --------          -------
    Total restructured loans                  $113,676        $162,532          $82,032
- - - - -------------------                           ========        ========          =======

(1) Balances are net of contra, loans in process and specific valuation allowances.

         The following table summarizes by collateral type the performance status immediately preceding restructure of the Bank's portfolio of restructured loans as of June 30, 1994.



                                 NET BOOK VALUE AT JUNE 30, 1994
                            ----------------------------------------
                            NONACCRUAL     PERFORMING
                               LOAN           LOAN           TOTAL
                            ----------     ----------       --------
                                      (DOLLARS IN THOUSANDS)
Multifamily                   $ 8,418        $89,930        $ 98,348
Commercial                      6,247          9,081          15,328
                              -------        -------        --------
  Total                       $14,665        $99,011        $113,676
                              =======        =======        ========

TROUBLED, COLLATERAL-DEPENDENT LOANS

         Effective September 30, 1993, the OTS issued Regulatory Bulletin 31, which addresses troubled, collateral-dependent loans. A troubled, collateral-dependent loan is defined as a loan in which proceeds for repayment can be expected to come only from the operation and sale of the collateral.

         For a troubled collateral-dependent loan, where based on current information and events, it is probable that the lender will be unable to collect all amounts due (both principal and interest), any excess of the recorded investment in the loan over its "value" should be classified as Loss, and the remainder should generally be classified as Substandard.

         For a troubled collateral-dependent loan, the "value" is one of the following: (1) the present value of the expected future cash flows, discounted at the loan's effective interest rate, based on original contractual terms ("loan-rate present value"); (2) the loan's observable market price; or (3) the fair value of the collateral.

         The Bank has revised its Policies and Procedures consistent with Regulatory Bulletin 31 and has addressed troubled collateral-dependent loans. In addition, the Bank uses various tests to assess whether an asset is a troubled, collateral-dependent loan. All loans over $500,000 which are not secured by single family residences are reviewed for the possibility that they may be troubled, collateral dependent loans.

         At June 30, 1994, troubled, collateral-dependent loans totaled $42.8 million. Of those loans which are considered troubled, collateral-dependent, $31.6 million are performing loans, and $11.2 million are non-performing loans. Of those performing troubled, collateral-dependent loans, $26.6 million are restructured loans.

_____________

(1) Net of specific reserves and contras.

POTENTIAL PROBLEM LOANS

         Classified Loans

         The Bank's Internal Asset Review Department conducts independent reviews of the risk and quality of all credit exposures of the Bank in excess of $500 thousand in an effort to identify and monitor problem loans and comply with OTS regulatory classification requirements. See "Business -- Classification of Assets."

         In concert with the classification of loans, the Bank monitors the status of unpaid property taxes of its loan portfolio. The Bank has noted through historical experience that a property with delinquent property taxes generally becomes a problem within twelve months of the tax delinquency. At June 30, 1994, the Bank had $42.0 million of performing loans secured by properties other than single family residences with delinquent taxes, of which $25.6 million are classified as substandard and the remaining $16.2 million are classified as special mention.

         The table below presents the Bank's total classified loan portfolio at the dates indicated (1):



                                                                           JUNE 30,
                                                           --------------------------------------
                                                             1994           1993           1992
                                                           --------       --------       --------
                                                                   (DOLLARS IN THOUSANDS)
Substandard
   Residential 1-4...................................      $  8,650       $ 14,268       $  9,295
   Multifamily.......................................       109,289        119,468         92,314
   Commercial........................................        33,030         56,947         50,232
   Construction......................................         5,817          8,074         48,361
   Consumer..........................................         2,082            954          2,991
                                                           --------       --------       --------
                                                            158,868        199,711        203,193
                                                           --------       --------       --------
Doubtful
   Multifamily.......................................           261          3,428             --
   Commercial........................................            --          1,272            870
   Consumer..........................................            --            598             --
                                                           --------       --------       --------
                                                                261          5,298            870
                                                           --------       --------       --------
                                                           $159,129       $205,009       $204,063
                                                           ========       ========       ========
Total classified loans as a percentage of
   total loans.......................................         28.07%         23.17%         19.64%
                                                           ========       ========       ========
Total Bank general valuation allowance for loan
   losses as a % of total classified loans...........          9.07%          8.76%          7.64%
                                                           ========       ========       ========


________________

(1) Loss assets provided for through specific valuation allowance were $10.5 million, $2.6 million and $2.2 million at June 30, 1994, June 30, 1993 and June 30, 1992, respectively.

         The following table reflects the classified loans by loan collateral type to the respective gross loan portfolio, net of loan in process, for the periods presented.



                                                             JUNE 30,                                      JUNE 30,
                                                               1994                                          1993
                                             -----------------------------------------     -----------------------------------------
                                             CLASSIFIED     GROSS LOAN          %          CLASSIFIED     GROSS LOAN          %
                  TYPE                          LOANS        PORTFOLIO      CLASSIFIED        LOANS        PORTFOLIO      CLASSIFIED
                                             ----------     ----------      ----------     ----------     ----------      ----------
                                                                             (DOLLARS IN THOUSANDS)
                  Residential 1-4 . . . .     $  8,650        $198,046          4.37%       $ 14,268        $370,187          3.85%
                  Multifamily . . . . . .      105,770         166,779         63.42%        119,085         200,637         59.35%
                  Commercial  . . . . . .       33,030         202,017         16.35%         58,219         278,731         20.89%
                  Construction  . . . . .        5,817           6,924         84.01%          8,074          16,253         49.67%
                  Equity  . . . . . . . .        3,780           6,279         60.20%          3,811           7,480         50.94%
                  Consumer  . . . . . . .        2,082          14,090         14.78%          1,552          17,270          8.99%
                                              --------        --------         -----        --------        --------         -----
                       Total  . . . . . .     $159,129        $594,135         26.78%       $205,009        $890,558         23.02%
                                              ========        ========         =====        ========        ========         =====




                                                                            JUNE 30,
                                                                              1992
                                                         ---------------------------------------------
                                                         CLASSIFIED       GROSS LOAN            %
                              TYPE                          LOANS          PORTFOLIO        CLASSIFIED
                                                         ----------       ----------        ----------
                                                                     (DOLLARS IN THOUSANDS)
                              Residential 1-4 . . . . .   $  9,295        $  394,946           2.35%
                              Multifamily . . . . . . .     87,447           224,878          38.89%
                              Commercial  . . . . . . .     50,465           324,572          15.55%
                              Construction  . . . . . .     48,361            72,715          66.51%
                              Equity  . . . . . . . . .      5,504            11,504          47.84%
                              Consumer  . . . . . . . .      2,991            23,341          12.81%
                                                          --------        ----------          -----
                                   Total  . . . . . . .   $204,063        $1,051,956          19.40%
                                                          ========        ==========          =====


         The table below summarizes the Bank's classified loans by performance status at June 30, 1994:






                       PERFORMANCE STATUS                                                CLASSIFIED LOANS
                       -------------------------------------------------------------     ----------------
                                                                                      (DOLLARS IN THOUSANDS)
                       Nonaccrual  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 22,125
                       Restructured-performing . . . . . . . . . . . . . . . . . . .          108,593
                       Other classified loans currently performing . . . . . . . . .           28,411
                                                                                             --------
                         Total classified loans  . . . . . . . . . . . . . . . . . .         $159,129
                                                                                             ========

         In addition to classified loans, the Bank monitors Special Mention loans which have been identified to include potential weaknesses that deserve management's close attention. According to OTS guidelines, Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. At June 30, 1994, $95.9 million of loans were categorized as Special Mention, compared to $85.5 million at June 30, 1993 and $200.8 million at June 30, 1992.

         On an annual basis the Bank, through the Special Assets division, reviews all loans in excess of $500,000 not secured by single family residences to evaluate the risks inherent in the credit, determine the classification and evaluate the collateral value of the loan. All criticized loans (classified Special Mention, Substandard, Doubtful and Loss) are reviewed on a quarterly basis. The Internal Asset Review department performs an independent review of these assets to ensure that the classifications and valuations are consistent with the Bank's policies and the regulatory guidelines. The quarterly and annual reviews include an analysis of the operating income, occupancy levels, market performance and physical condition of the property. In addition, an evaluation is performed regarding the borrower's financial condition, collateral value and cash flow potential. In addition, the Internal Asset Review division reviews loans for collectibility in determining whether continued interest accrual is proper. In the event that the collateral is less than the carrying value then a specific valuation allowance is recorded for the deficiency, resulting in a loss classification on such performing loans.

         Delinquent Loans

         When a borrower fails to make required payments on a loan and does not cure the delinquency within 90 days or within 10 days if other than a one-to-four unit loan, the Bank normally records a notice of default, subject to any required prior notice to the borrower, and commences foreclosure proceedings. If either the loan is not reinstated within the time permitted by law for reinstatement, which is normally five business days prior to the date set for the non-judicial trustee's sale, or the property is not redeemed prior to such sale, the property may then be sold at the non-judicial trustee's sale. If the Bank has elected to pursue a non-judicial foreclosure, the Bank is not permitted under applicable California law to obtain a deficiency judgment against the borrower, even if the security property is insufficient to cover the balance owed. In trustee sales, the Bank normally acquires title to the property. The following table indicates the amounts of the Bank's past due loans as of the dates indicated:

                                               JUNE 30, 1994                                 JUNE 30, 1993
                                  ---------------------------------------        -------------------------------------
                                   30-59     60-89       90+                     30-59     60-89      90+
                                   DAYS       DAYS       DAYS      TOTAL          DAYS      DAYS      DAYS     TOTAL
                                  -------    ------    -------    -------        ------    ------    -------   -------
                                                                    (DOLLARS IN THOUSANDS)
Real Estate Loans:
  One to four units . . . . . .   $ 4,935    $2,346     $8,650    $15,931        $3,064    $1,321    $12,875   $17,260
  Multifamily, commercial
    and construction  . . . . .     8,342        85     12,261     22,173         1,112     7,771      3,840    12,723
                                  -------    ------    -------    -------        ------    ------    -------   -------
        Total real estate . . .    13,277     2,431     20,911     38,104         4,176     9,092     16,715    29,983
Consumer Loans  . . . . . . . .        38        26      1,582        161            94       192        289       575
                                  -------    ------    -------    -------        ------    ------    -------   -------
                                  $13,315    $2,457    $22,493    $38,265        $4,270    $9,284    $17,004   $30,558
                                  =======    ======    =======    =======        ======    ======    =======   =======
Percent of loans and
  mortgage-backed securities
  portfolio . . . . . . . . . .      1.84%     0.34%      3.10%      5.28%         0.45%     0.97%      1.78%     3.20%
                                  =======    ======    =======    =======        ======    ======    =======   =======

                                               JUNE 30, 1992
                                   ---------------------------------------
                                    30-59     60-89       90+
                                    DAYS       DAYS      DAYS       TOTAL
                                   -------    -------   -------    -------
                                           (DOLLARS IN THOUSANDS)
 Real Estate Loans:
   One to four units . . . . . .   $ 4,617    $ 1,824   $ 9,050    $15,491
   Multifamily, commercial
     and construction  . . . . .    25,740     10,489     2,539     38,768
                                   -------    -------   -------    -------
       Total real estate   . . .    30,357     12,313    11,589     54,259
 Consumer Loans  . . . . . . . .       279        103       683      1,065
                                   -------    -------   -------    -------
                                   $30,636    $12,416   $12,272    $55,324
                                   =======    =======   =======    =======
 Percent of loans and
   mortgage-backed securities
   portfolio . . . . . . . . . .      2.83%      1.15%     1.13%      5.11%
                                   =======    =======   =======    =======

         Delinquent loans increased to $38.3 at June 30, 1994 from $30.6 million at June 30, 1993 and decreased from $55.3 million at June 30, 1992.
The significant decrease in fiscal 1993 is due to the payoff of a $25 million construction loan. At June 30, 1994, one loan with a principal balance of $368 thousand was contractually past due over 90 days and continued to accrue interest. At June 30, 1993 and 1992, no loans over 90 days delinquent continued to accrue interest.

         Both multifamily and commercial delinquencies have remained high as a percentage of assets for the last three years relative to industry standards. The Company believes this is attributable to low rents and high vacancies, which in turn have made it difficult for borrowers to meet the current debt service requirements despite the drop in interest rates over this period. The Bank restructured several multifamily and commercial loans during the year that were previously delinquent.

         The current state of the economy, the high unemployment levels and the depressed real estate market have all led to a continued increase in delinquent single family loans. The high delinquency levels on residential one-to-four family loans over the past two years have contributed to an increase in single family foreclosures and short payoffs. The Bank makes every effort to counsel the borrowers and work out payment plans to return the loan to a current status, without modifying the rates or terms of the loan. The Bank experienced higher levels of losses on one-to-four unit residential loans during fiscal 1994 and as a result increased the related general valuation allowance for loan losses covering such loans. While losses on single family loans continued in 1994, the overall single family home market has begun to stabilize in certain areas.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

         It is the Company's policy to provide an allowance for estimated losses on loans and real estate when it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. Loans are generally required to be carried at the lower of amortized cost or net realizable value. Net realizable value is the present value of the future cash flows, including the costs of holding, refurbishment and selling, discounted at the combined cost of debt and equity for the Bank. REO is carried at the lower of cost or fair value, less selling costs. To comply with this policy the Company has established a monitoring system that requires at least an annual review of all loans in excess of $500 thousand, and a quarterly review of all loans considered adversely classified or criticized. The monitoring system requires a review of operating statements, evaluation of the properties' current and past performance, and evaluation of the borrower's ability to repay. When deterioration is anticipated or certain other risks are identified, the completion of a discounted cash flow analysis is also required. Based on the results of the review, a new appraisal may be required.

         The following table sets forth the Bank's general and specific valuation allowances for loan and real estate losses at the dates indicated.


                                                 AT JUNE 30,
                           ----------------------------------------------------------
                             1994         1993        1992         1991         1990
                           -------      -------      ------      -------      -------
                                           (DOLLARS IN THOUSANDS)
Loan general valuation
 allowance  . . . . . . .  $14,429      $17,951      $15,585     $20,769      $12,516
Loan specific valuation
 allowances   . . . . . .   10,534        2,622        2,239      10,295        1,561
                           -------      -------      -------     -------      -------
Total loan valuation
 allowance  . . . . . . .  $24,963      $20,573      $17,824     $31,064      $14,077
                           =======      =======      =======     =======      =======
Real estate general
 valuation allowance. . .  $ 2,221      $ 2,774      $ 4,453     $34,182      $ 6,311
Real estate specific
 valuation allowances . .   17,811       22,604       25,803      34,625        3,471
                           -------      -------      -------     -------      -------
Total real estate
 valuation allowance. . .  $20,032      $25,378      $30,256     $68,807      $ 9,782
                           =======      =======      =======     =======      =======
Total valuation
 allowances   . . . . . .  $44,995      $45,951      $48,080     $99,871      $23,859
                           =======      =======      =======     =======      =======

         The loan general valuation allowance as a percentage of the net loans receivable and MBS balance increased to 1.99% at June 30, 1994 from 1.88% at June 30, 1993 and 1.44% at June 30, 1992. The Bank uses the various asset classifications and asset type as a means of measuring risk for determining the general valuation allowances at a point in time. In determining the General Valuation Allowance risk factors the Bank analyzes various factors including economic trends, portfolio mix, trends in non- performing assets, classified assets and restructured assets, fair value exposure and historic loss trends. To analyze historic losses, the Bank utilizes a loss migration model which tracks losses over ten quarters. These losses are compared historically to total loans, and loss factors are determined based on the Bank's historic loss experience. During fiscal year 1994, as a result of this analysis, the General Valuation Allowance loss factors were adjusted to reflect these historic losses. As a result of these adjustments, reduction in the loan portfolio, and improvement in the mix of classified assets the loan General Valuation Allowance decreased at June 30, 1994 from June 30, 1993.

         Based on the current risk factors inherent in the Bank's loan portfolio and the results of the analyses performed in conjunction with the Bank's internal asset review system, the following table represents the allocation of the general valuation allowance for loan losses at the dates indicated:

                                                                     JUNE 30, 1994
                                                     -------------------------------------------
                                                     LOAN PORTFOLIO                    ALLOWANCE
                                                       PRINCIPAL                       AS A % OF
                                                       BALANCE(1)      ALLOWANCE(2)    PORTFOLIO
                                                     --------------    ------------    ---------
                                                                   (DOLLARS IN THOUSANDS)
Residential 1-4 . . . . . . . . . . . . . . . .        $198,046           $   574        0.29%
Multifamily . . . . . . . . . . . . . . . . . .         166,779             7,723        4.63%
Commercial  . . . . . . . . . . . . . . . . . .         202,017             5,438        2.69%
Construction  . . . . . . . . . . . . . . . . .           6,924               213        3.08%
Equity trust deed . . . . . . . . . . . . . . .           6,279               247        3.93%
Consumer and other  . . . . . . . . . . . . . .          14,090               219        1.55%
Mortgage-backed securities -- with recourse . .          45,682                15        0.03%
                                                       --------           -------        ----
                                                       $639,817           $14,429        2.25%
                                                       ========           =======        ====

                                          JUNE 30, 1993                                JUNE 30, 1992
                            ----------------------------------------    ------------------------------------------
                              LOAN                                        LOAN
                            PORTFOLIO                   ALLOWANCE AS    PORTFOLIO                     ALLOWANCE AS
                            PRINCIPAL                      A % OF       PRINCIPAL                       A % OF
                            BALANCE(1)   ALLOWANCE(2)    PORTFOLIO      BALANCE(1)    ALLOWANCE(2)     PORTFOLIO
                            ----------   ------------   ------------    ----------    ------------    ------------
                                                         (DOLLARS IN THOUSANDS)
Residential 1-4 . . . . .    $370,187      $   952          0.26%       $  394,946      $   832          0.21%
Multifamily . . . . . . .     200,637        8,306          4.14%          224,878        5,901          2.62%
Commercial  . . . . . . .     278,731        7,325          2.63%          324,572        8,553          2.63%
Construction  . . . . . .      16,253          642          3.95%           72,715        1,907          2.62%
Equity trust deed . . . .       7,480          218          2.91%           11,504          151          1.31%
Consumer and other  . . .      17,270          453          2.62%           23,341          475          2.04%
MBS - with recourse . . .      62,765           55           .09%           40,980            6          0.01%
                             --------      -------          ----        ----------      -------          ----
                             $953,323      $17,951          1.88%       $1,092,936      $17,825          1.63%
                             ========      =======          ====        ==========      =======          ====

                                                JUNE 30, 1991                                  JUNE 30, 1990
                                   ------------------------------------------    -------------------------------------------
                                     LOAN                                          LOAN
                                   PORTFOLIO                     ALLOWANCE AS    PORTFOLIO                      ALLOWANCE AS
                                   PRINCIPAL                       A % OF        PRINCIPAL                         A % OF
                                   BALANCE(1)    ALLOWANCE(2)     PORTFOLIO      BALANCE(1)   ALLOWANCE(2)       PORTFOLIO
                                   ----------    ------------    ------------    ----------   ------------      ------------
                                                                   (DOLLARS IN THOUSANDS)
      Residential 1-4 . . . . . .  $  541,191      $   882           0.16%       $  719,505      $   950            0.13%
      Multifamily . . . . . . . .     235,269        9,088           3.86%          234,326        3,246            1.39%
      Commercial  . . . . . . . .     312,940       12,088           3.86%          330,364        4,576            1.39%
      Construction  . . . . . . .     216,213        8,352           3.86%          326,851        4,528            1.39%
      Equity trust deed . . . . .      19,576           73           0.37%           27,219          136            0.50%
      Consumer and other. . . . .      38,797          371           0.96%           44,031          526            1.19%
      MBS - with recourse . . . .     209,607          210           0.10%           88,089          115            0.13%
                                   ----------      -------           ----        ----------      -------            ---
                                   $1,573,593      $31,064           1.97%       $1,770,385      $14,077            0.80%
                                   ==========      =======           ====        ==========      =======            ====

- - - - ------------
(1) Gross of deferred fees, loans in process, discounts/premiums and specific valuation allowances.
(2) Includes the general valuation allowance for off-balance sheet items such as letters of credit and loans sold with recourse that are not included in the portfolio balances.

   The following table is a summary of activity in the Bank's valuation allowance for loan losses:

                                                                            YEAR ENDED JUNE 30,
                                                          ----------------------------------------------------------
                                                           1994         1993         1992         1991         1990
                                                          -------      -------      -------      -------     -------
                                                                           (DOLLARS IN THOUSANDS)
                 Balance at beginning of period  . .      $20,573      $17,824      $31,064      $14,077     $ 4,914
                 Provision . . . . . . . . . . . . .       14,350       18,603        6,666       25,127      45,103
                 Charge-offs, net  . . . . . . . . .       (9,960)     (15,854)     (20,206)      (8,140)    (32,469)
                 Transfer of specific allowances to
                    real estate  . . . . . . . . . .           --           --          300           --      (3,471)
                                                          -------      -------      -------      -------     -------
                 Balance at end of period  . . . . .      $24,963      $20,573      $17,824      $31,064     $14,077
                                                          =======      =======      =======      =======     =======

         The total loan valuation allowance increased from $20.6 million to $25.0 million during fiscal year 1994. The increase was due to the increase in general valuation allowances reserved against higher level of nonperforming loans and delinquent loans. The major components of the provisions for loan losses for fiscal 1994 consisted of $4.4 million for commercial and land properties and $8.3 million for multifamily properties.

        The following table is a summary of activity in the Bank's valuation allowance for real estate losses:

                                                                              YEAR ENDED JUNE 30,
                                                          -----------------------------------------------------------
                                                           1994         1993        1992           1991        1990
                                                          -------      -------    ---------       -------     -------
                                                                             (DOLLARS IN THOUSANDS)
                 Balance at beginning of period  . .      $25,378      $30,256    $  68,807       $ 9,782     $   715
                 Provision . . . . . . . . . . . . .       12,757       22,089       25,291        65,567      15,560
                 Charge-offs, net  . . . . . . . . .      (18,103)     (26,967)     (63,542)       (6,542)     (9,964)
                 Other . . . . . . . . . . . . . . .           --           --         (300)           --       3,471
                                                          -------      -------     ---------      -------     -------
                 Balance at end of period  . . . . .      $20,032      $25,378     $ 30,256       $68,807     $ 9,782
                                                          =======      =======     ========       =======     =======

         The allowance for real estate losses decreased from $30.3 million at June 30, 1992 to $25.4 million at June 30, 1993 and $20.0 million at June 30, 1994, due to charge-offs which occurred at the time of sale for real estate owned and upon acquisition of title for in-substance foreclosures. The provisions for real estate losses totaled $12.8 million for the year ended June 30, 1994 compared to $22.1 million and $25.3 million for the years ended June 30, 1993 and 1992, respectively. The provisions in fiscal 1994 and 1993 were largely due to the writedown of REO to reflect current fair values based on sales offers and/or recent appraisals. The provisions in fiscal year 1992 were due largely to projects which Uni-Cal sold or from which Uni-Cal withdrew during the year. Total provisions for losses at Uni-Cal in fiscal 1992 were $16.4 million, 90% of which was for single family developments. The Bank's provisions for REO losses in fiscal 1992 totaled $8.9 million. The Bank's real estate provisions were largely made to increase the specific allowances on several single family development projects acquired during fiscal 1992.

         Combined charge-offs of loans and real estate, net of recoveries and realized gains and losses on the sales of real estate by type of collateral are as follows:

                                                                  JUNE 30,
                                         -----------------------------------------------------------
                                          1994         1993         1992         1991         1990
                                         -------      -------      -------      -------      -------
                                                         (DOLLARS IN THOUSANDS)

One-to-four unit residential  . . .      $ 3,040      $12,916      $    64      $   157      $   145
Multifamily . . . . . . . . . . . .        9,343        6,891        4,486        1,400        2,431
Commercial  . . . . . . . . . . . .       14,440       12,657       43,585       10,366       28,685
Construction  . . . . . . . . . . .           36        9,604       35,638        1,262       10,136
Equity trust deed . . . . . . . . .          247           (5)          --            9          857
Consumer and other non-mortgage . .          833        1,154          236          617          631
                                         -------      -------      -------      -------      -------
                                         $27,939      $43,217      $84,009      $13,811      $42,885
                                         =======      =======      =======      =======      =======
Net realized losses and charge-offs
  as a % of net loans and mortgage-
  backed securities (1)  . . . . .         3.86%        4.53%        7.76%        0.82%        2.19%
                                           ====         ====         ====         ====         ====

______________

(1) Recoveries on consumer and other loans have not been segregated in the accounts of the Bank due to their immateriality. Commercial loan recoveries totaled $2.8 million for 1994, $137 thousand for 1993 and $2.4 million for 1992. Construction loan recoveries totaled $350 thousand in 1992. Recoveries on one-to-four unit residential loans were $42 thousand, $10 thousand, $182 thousand, $65 thousand, and $106 thousand in fiscal years 1994 through 1990, respectively.

         In addition to losses charged against the allowance for loan losses, the Bank has recorded losses on real estate acquired in settlement of loans by direct write-off to real estate operations as loss on sale.

         As the Bank continues to reduce nonperforming assets either through sale or restructure, additional provisions for loan and real estate losses may be incurred. The prices at which properties can be disposed are dependent on the state of the California and national real estate economies, as well as the availability of credit and financially viable buyers. The Bank's Capital Restoration Plan provides for the continued disposition or resolution of problem real estate assets. Under current conditions in the real estate markets, such efforts will likely result in significant additional real estate losses which could substantially deplete the existing capital of the Company and the Bank.

REAL ESTATE HELD FOR INVESTMENT, DEVELOPMENT OR SALE

         Real estate held for investment, development or sale at June 30, 1994 and June 30, 1993 is comprised of the real estate remaining from the Bank's branches that have been sold and Uni-Cal's wholly-owned investments and net equity in joint ventures. At June 30, 1994, real estate held for investment, development or sale totaled $713 thousand compared to $1.9 million at June 30, 1993 and $9.5 million at June 30, 1992. The assets transferred to the Bank are classified as real estate acquired from settlement of loans, as the Bank previously had loans to the respective joint venture partnerships. Another factor in the decrease in real estate investments was the decision by the Bank to discontinue funding two large single family joint ventures in Riverside County, California. Uni-Cal withdrew from the partnerships due to the internal evaluation that the Company would not be able to recover its investments without additional capital contributions, and that additional real estate investments would not be made.

NON-INTEREST INCOME

         Non-Interest income consists of loan servicing fees, net of amortization of capitalized loan servicing assets, loan fees, gains on sales of loans and mortgage-backed securities, gain on sale of loan servicing, gain on sales of investment securities held for sale, and other income.

         Loan servicing fees, net of amortization of servicing assets, were $893 thousand in fiscal 1994 as compared to $230 thousand in fiscal 1993 and $1.0 million in fiscal 1992. The decrease in loan servicing fees in fiscal 1992 and 1993 is due to a higher than anticipated level of prepayments resulting from the current lower interest rate environment and a lower level of loans serviced for others as a result of the sale of loan servicing.

         Gains on sales of loans and loan servicing assets were $919 thousand in fiscal 1994 compared to $4.1 million and $6.1 million in 1993 and 1992, respectively. The significant gain in fiscal 1992 is due to a higher amount of loans and MBS sold as well as the sale of loan servicing. During the fourth quarter of fiscal 1992, the Bank sold its portion of securities obtained in exchange for loans with an investment banking firm at a price of approximately $103 million for a gain of $1.1 million. During the year, the Bank also sold loans of $421 million for a gain of $6.7 million. The increased level of real estate loan and MBS sales is part of the Bank's overall strategy of restricting asset growth in order to achieve capital compliance and to comply with regulatory operating restrictions. The level of gains in the future is dependent upon the competitive environment and the level and direction of market interest rates. At June 30, 1993, the portfolio of mortgage-backed securities consisted primarily of securities obtained through exchanges of loans for mortgage-backed securities ("securitization of loans") with the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA"). By securitizing portions of its loan portfolio, the Bank has enhanced its funding flexibility, since securitized loans can be pledged as collateral for lower-cost secured borrowings, such as reverse repurchase agreements.

         The Bank sold servicing totaling $511.8 million and $177.1 million in fiscal 1994 and 1993, respectively, and generated gains amounting to $928 thousand and $2.1 million in fiscal 1994 and in fiscal 1993, respectively. The Bank sold a substantial portion of the loan servicing portfolio in September 1993, and has been selling the majority of retained loan servicing generated from current loan production in order to extract currently the full economic value for its loan origination activity.

         For the year ended June 30, 1994, net losses from sale of investment securities and mortgage-backed securities held for sale totaled $1.2 million compared to gains of $3.5 million and $5.0 million for the years ended June 30, 1993 and 1992. In the March 1994 quarter, the Bank incurred a realized loss of $2.1 million from the sale of securities in the "held for sale" portfolio.
This loss, together with a $400 thousand write-down of additional investment securities to their fair value at March 31, 1994, followed the change in direction of interest rates as the Federal Reserve Bank acted to tighten credit.

         Non-interest expense consists of general and administrative expense, real estate operations, net, and core deposit intangible amortization. General and administrative expenses, which consist of compensation and related expenses, premises and occupancy, SAIF insurance premiums, other operating expense, and other general and administrative expense, decreased to $29.0 million for the fiscal year ended June 30, 1994, from $30.9 million and $36.3 million for the fiscal years ended June 30, 1993 and June 30, 1992, respectively. The Company commenced an aggressive plan to reduce general and administrative (G&A) expenses in the spring of 1991. Actions taken by management to reduce G&A expenses resulted in savings of $1.9 million and $5.4 million in fiscal years 1994 and 1993, respectively. These initial actions included a salary freeze covering all employees effective in March 1992, and the curtailment in December, 1991 of the Company's defined benefit pension plan, which generated annual savings of approximately $300 thousand. In addition, the Company has reduced its costs under its service bureau contract, restructured certain facilities leases with lower payments, sublet excess facilities space and achieved additional price reductions from key suppliers. However, the continuing high levels of classified assets and costs associated with working out troubled loans and real estate did not permit reductions in general and administrative expense to the extent contemplated in the Bank's strategic plan for 1994. Additional expense reductions have been implemented since June 30, 1994 to reduce current operating expense for mortgage loan origination activities in response to current and anticipated market conditions.
Management plans to implement further expense reductions in all areas of Bank operations as opportunities arise. However, this effort may be impaired by the high cost of real estate asset disposition and regulatory procedural compliance.

         The ratio of general and administrative expenses to average assets was 2.91% in fiscal 1994 compared to 2.18% and 1.93% for fiscal year 1993 and 1992, respectively. The ratios increased between periods reflect the lower level of average total assets.

         Real estate operations, net, consist of revenues and expenses of REO, together with real estate held for investment, development or sale. In 1990, the Company ceased undertaking any new real estate investment and development projects. Since 1991, the Company has been winding down and disposing of its real estate investment and development properties, and has incurred substantial real estate losses. For fiscal year ended June 30, 1994, real estate operations, net resulted in a loss of $15.7 million, compared to $27.3 million and $33.8 million for fiscal years 1993 and 1992, respectively. These losses were due to the provisions for real estate losses and net expenses of the Bank's REO and in-substance foreclosed properties described above.

INCOME TAX BENEFITS

         The Company has utilized net operating losses for income tax purposes for all periods through September 30, 1992. In December, 1992 the Company recorded a tax benefit of approximately $6 million upon receipt of refunds of taxes paid in prior years. No further income tax benefits can be recognized until operations of the Company result in additional taxable income. The effective tax rates for tax benefits reflected in the Company's financial statements give effect to the timing of realization of tax refunds. For the fiscal years 1994, 1993, and 1992, the respective effective tax rates were 0.01%, (15.7%) and (26.5%).

         At June 30, 1994, the Company had unused net operating losses for federal income tax and California franchise tax purposes of $50 million and $49 million, respectively. On August 5, 1994, the Company incurred an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). Section 382 generally provides that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of the ownership change (the "change date") with net operating loss carryforwards and certain built-in losses existing on the change date will be subject to an annual limitation. In general, the annual limitation equals the product of (i) the fair market value of the corporation's equity on the change date (with certain adjustments) and
(ii) a long-term tax exempt bond rate of return published by the Internal Revenue Service.

         The Section 382 limitation will not have a material impact on the financial statements of the Company as the Company has not utilized any net operating losses to offset the reversal of taxable temporary differences. Although the Section 382 limitation will affect the Company's ability to utilize its net operating loss carryovers and certain recognized built-losses, any income tax benefits attributable to those net operating loss carryovers and recognized built-losses will not be available until operations of the Company result in additional taxable income. The amount of the Section 382 limitation for the Company has not yet been determined.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . .        64

Consolidated Statements of Financial Condition as
   of June 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . .        65

Consolidated Statements of Operations for the
   three years ended June 30, 1994  . . . . . . . . . . . . . . . . . . . . . .        66

Consolidated Statements of Changes in
   Stockholders' Equity for the three years ended
   June 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        67

Consolidated Statements of Cash Flows for the
   three years ended June 30, 1994  . . . . . . . . . . . . . . . . . . . . . .        68

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .        70

The Board of Directors and Stockholders
UnionFed Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of UnionFed Financial Corporation and subsidiaries (the Company) as of June 30, 1994 and 1993 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on the results of our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnionFed Financial Corporation and subsidiaries as of June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) place restrictions on any insured depository institution that does not meet certain requirements, including minimum capital ratios. These restrictions are based on an institution's FDICIA defined capital category and become increasingly more severe as an institution's capital category declines. Union Federal Bank, a federal savings bank (the Bank) and wholly owned subsidiary of the Company, was deemed "undercapitalized" based upon the Bank's capital position at June 30, 1994. The Bank has filed a capital restoration plan with the Office of Thrift Supervision outlining its plans for attaining the required levels of regulatory capital and that plan has not as yet been approved by the Office of Thrift Supervision. Because the Bank does not meet the minimum capital thresholds to be considered "adequately capitalized," it is subject to certain operating restrictions such as growth limitations, prohibitions on dividend payments and increased supervisory monitoring by its primary federal regulator. Failure to increase its capital ratios in accordance with its capital restoration plan or further declines in its capital ratios as a result of continued operating losses, such that it becomes "significantly undercapitalized" or "critically undercapitalized" exposes the Bank to additional restrictions and regulatory actions, including limitations on executive compensation, restrictions on deposit interest rates and regulatory take-over. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon many factors, including regulatory action and the ability of management to achieve its capital restoration plan.
Management's plans in regard to these matters are described in Note 12 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in 1994.

                                                   KPMG PEAT MARWICK LLP



Los Angeles, California
July 29, 1994, except for Notes 11 and 12 to the consolidated financial statements which are as of August 5, 1994 and September 15, 1994, respectively.

                UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                           AT JUNE 30,
                                                                                                   --------------------------
                                                                                                     1994             1993
                                                                                                   --------        ----------
                                                                                                  (DOLLARS IN THOUSANDS EXCEPT
                                                                                                  SHARE AND PER SHARE AMOUNTS)
                 ASSETS
                 Cash...........................................................................   $ 35,091        $   32,798
                 Overnight funds sold...........................................................      3,000             3,000
                 U.S. Government and agency obligations held for sale, at amortized
                       cost (estimated market value of $54,989 (1993))..........................         --            54,552
                 U.S. Government and agency obligations and other securities at amortized cost (estimated market value of $61,407 (1994) and
                       $8,522 (1993))...........................................................     62,119             8,184
                 Mortgage-backed securities, net (estimated market value of $153,733
                       (1994) and  $17,669 (1993))..............................................    157,783            18,176
                 Mortgage-backed securities, net, held for sale, at the lower of cost or
                       market value (estimated market value of $73,030 (1993))..................         --            72,532
                 Loans receivable, net of allowance for losses of $24,963 (1994) and
                       $20,573 (1993)...........................................................        635           690,877
                 Loans held for sale (estimated market value of $45,320 (1994) and
                       $173,626 (1993)).........................................................     45,320           173,305
                 Interest receivable............................................................      6,524             6,889
                 Real estate, net...............................................................     39,947            56,887
                 Investment in Federal Home Loan Bank stock, at cost............................      5,419             6,643
                 Premises and equipment, net....................................................     18,051            21,542
                 Other assets...................................................................      9,087            16,560
                                                                                                   --------        ----------
                                                                                                   $903,976        $1,161,945
                                                                                                   ========        ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 Liabilities
                       Savings deposits.........................................................   $847,957        $  845,882
                       Savings deposits at retail banking offices held for sale.................         --           176,164
                       FHLB advances and other borrowings.......................................     15,464           104,823
                       Accounts payable and accrued liabilities.................................      3,180            15,276
                       Deferred income taxes....................................................      2,690             2,758
                                                                                                   --------        ----------
                                Total liabilities...............................................    869,291         1,144,903
                                                                                                   --------        ----------
                 Commitments and contingencies..................................................         --                --
                 Stockholders' equity
                       Preferred stock--par value $.01 per share; authorized, 1,000,000
                             shares, issued and outstanding, none...............................         --                --
                       Common stock--par value $.01 per share; authorized, 60,000,000 shares, issued and outstanding, 27,201,993 shares (1994)
                             and 755,950 shares (1993)..........................................        272                51
                       Additional paid-in capital...............................................    107,943            65,490
                       Accumulated deficit......................................................    (73,530)          (47,073)
                       Treasury stock--at cost, 11,100 shares (1993)............................         --            (1,426)
                                                                                                   --------        ----------
                                Total stockholders' equity......................................     34,685            17,042
                                                                                                   --------        ----------
                                                                                                   $903,976        $1,161,945
                                                                                                   ========        ==========

          See accompanying notes to consolidated financial statements.

                UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           YEAR ENDED JUNE 30,
                                                                                ------------------------------------------
                                                                                  1994             1993             1992
                                                                                --------         --------         --------
                                                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                 Interest on loans . . . . . . . . . . . . . . . . . . . .      $ 53,104         $ 75,126         $109,143
                 Interest on mortgage-backed securities  . . . . . . . . .         6,093            6,335           22,238
                 Interest and dividends on investments . . . . . . . . . .         4,937           10,311           11,882
                                                                                --------         --------         --------
                                Total interest income  . . . . . . . . . .        64,134           91,772          143,263
                                                                                --------         --------         --------
                 Interest on savings deposits  . . . . . . . . . . . . . .        32,586           49,878           84,787
                 Interest on borrowings  . . . . . . . . . . . . . . . . .         3,711           16,095           29,153
                                                                                --------         --------         --------
                                Total interest expense . . . . . . . . . .        36,297           65,973          113,940
                                                                                --------         --------         --------
                       Net interest income before provision for estimated
                             loan losses . . . . . . . . . . . . . . . . .        27,837           25,799           29,323
                 Provision for estimated loan losses . . . . . . . . . . .        14,350           18,603            6,666
                                                                                --------         --------         --------
                       Net interest income after provision for estimated
                             loan losses . . . . . . . . . . . . . . . . .        13,487            7,196           22,657
                                                                                --------         --------         --------
                 Non-interest income:
                       Loan servicing fee, net of amortization . . . . . .           893              230            1,012
                       Loan fees . . . . . . . . . . . . . . . . . . . . .           832            1,375            1,918
                       (Loss)/gain on sales of loans . . . . . . . . . . .            (9)           2,019            2,712
                       Gain on sales of loan servicing . . . . . . . . . .           928            2,100            3,411
                       (Loss)/gain on sale and mark-to-market of
                            investment securities and mortgage-backed
                            securities . . . . . . . . . . . . . . . . . .        (1,158)           3,536            5,042
                       Interest on income tax refund . . . . . . . . . . .            --               --              519
                       Gain on curtailment of pension plan . . . . . . . . .          --               --            1,843
                       Other, net  . . . . . . . . . . . . . . . . . . . . .       3,984            4,496            2,059
                                                                                --------         --------         --------
                                Total non-interest income  . . . . . . . . .       5,470           13,756           18,516
                                                                                --------         --------         --------
                 Non-interest expense:
                       General and administrative expense:
                            Compensation and related expenses  . . . . . . .      12,160           13,363           15,241
                            Premises and occupancy . . . . . . . . . . . . .       4,251            5,191            5,869
                            SAIF insurance premium   . . . . . . . . . . . .       2,918            2,793            3,513
                            Office operating expense . . . . . . . . . . . .       6,651            6,534            6,969
                            Other general and administrative . . . . . . . .       3,026            3,029            4,736
                                                                                --------         --------         --------
                                Total general and administrative expense . .      29,006           30,910           36,328
                       Real estate operations, net . . . . . . . . . . . . .      15,743           27,277           33,770
                       Core deposit intangible amortization  . . . . . . . .         662              845            1,181
                                                                                --------         --------         --------
                                Total non-interest expense . . . . . . . . .      45,411           59,032           71,279
                                                                                --------         --------         --------
                                Loss before income tax expense/(benefit) . .     (26,454)         (38,080)         (30,106)
                 Income tax expense/(benefit)  . . . . . . . . . . . . . . .           3           (5,996)          (7,978)
                                                                                --------         --------         --------
                                Net loss . . . . . . . . . . . . . . . . . .    $(26,457)        $(32,084)        $(22,128)
                                                                                ========         ========         ========
                 Net loss per common share . . . . . . . . . . . . . . . . .    $  (1.28)        $ (43.07)        $ (29.70)
                                                                                ========         ========         ========

          See accompanying notes to consolidated financial statements.

                UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               THREE YEARS ENDED JUNE 30, 1994
                                                              -------------------------------------------------------------------
                                                                         ADDITIONAL      RETAINED
                                                              COMMON       PAID-IN       EARNINGS        TREASURY
                                                              STOCK       CAPITAL       (DEFICIT)          STOCK          TOTAL
                                                              ------     ----------     ---------        --------        --------
                                                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                 BALANCE AT JUNE 30, 1991 . . . . . . . . .    $ 51       $ 65,490       $  7,139         $(1,426)       $ 71,254
                 Net loss . . . . . . . . . . . . . . . . .      --             --        (22,128)             --         (22,128)
                                                               ----       --------       --------         -------        --------
                 BALANCE AT JUNE 30, 1992 . . . . . . . . .      51         65,490        (14,989)         (1,426)         49,126

                 Net loss . . . . . . . . . . . . . . . . .      --             --        (32,084)             --         (32,084)
                                                               ----       --------       --------         -------        --------
                 BALANCE AT JUNE 30, 1993 . . . . . . . . .      51         65,490        (47,073)         (1,426)         17,042

                 Issuance of 26,457,143 shares of
                    Common Stock  . . . . . . . . . . . . .     221         43,879             --              --          44,100

                 Treasury Stock Retired . . . . . . . . . .      --         (1,426)            --           1,426              --

                 Net Loss . . . . . . . . . . . . . . . . .      --             --        (26,457)             --         (26,457)
                                                               ----       --------       --------         -------        --------

                 BALANCE AT JUNE 30, 1994 . . . . . . . . .    $272       $107,943       $(73,530)        $    --        $ 34,685
                                                               ====       ========       ========         =======        ========





          See accompanying notes to consolidated financial statements.

                UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED JUNE 30,
                                                                                -------------------------------------------
                                                                                  1994              1993             1992
                                                                                ---------        ---------        ---------
                                                                                           (DOLLARS IN THOUSANDS)
                 CASH FLOWS FROM OPERATING ACTIVITIES
                 Net (loss)..................................................   $ (26,457)       $ (32,084)       $ (22,128)
                 Adjustments to reconcile net loss to cash
                    provided by (used in) operating activities:
                       Net decrease in loan fees and discounts...............        (428)          (2,018)          (2,870)
                       Depreciation and amortization.........................       2,519            2,972            5,837
                       Provisions for loan and real estate losses............      27,107           40,692           31,957
                       (Gain)/Loss on sale and write-down of
                            investment securities and mortgage-
                            backed securities, net...........................       1,158           (3,536)          (5,042)
                       Loss/(Gain) on sales and write-down of Loans..........           9           (2,019)          (2,712)
                       Gain on sales of loan servicing.......................        (928)          (2,100)          (3,411)
                       Loss/(Gain) on sales of real estate...................       2,986             (285)             263
                       Gain on sales of branches.............................      (1,496)          (1,315)              --
                       Federal Home Loan Bank stock dividends................        (267)            (273)          (1,333)
                       Proceeds from sales of investment securities held
                          for sale...........................................      24,284          170,053               --
                       Purchases of investment securities held for sale......          --         (118,855)              --
                       Purchases of mortgage-backed securities
                             held for sale...................................     (82,313)        (154,427)              --
                       Loans originated and purchased, held for sale.........    (206,058)        (280,496)        (218,194)
                       Proceeds from sales of mortgage-backed
                          securities, held for sale..........................     156,210          285,642          197,077
                       Proceeds from sales of loans held for sale............     142,447           30,523          123,906
                       Proceeds from sale of loan servicing..................       4,211            5,441           14,646
                       Purchases of mortgage servicing rights................          --           (1,605)              --
                 Decrease in interest and dividends receivable...............         365            3,413            9,421
                 (Increase) decrease in income tax refund receivable.........          --           15,726            6,791
                 (Increase) decrease in prepaid expenses and other assets....       3,526            1,097             (239)
                 Decrease in interest payable................................        (354)          (2,390)          (4,423)
                 Increase (decrease) in accounts payable and accrued
                    liabilities..............................................     (11,150)          (7,017)         (17,352)
                 Increase (decrease) in deferred income taxes................         (68)           2,758           (2,955)
                                                                                ---------        ---------        ---------
                       Net cash provided by (used in) operating
                         activities..........................................      35,303          (50,103)         109,239
                                                                                ---------        ---------        ---------

                 CASH FLOWS FROM INVESTING ACTIVITIES
                 Proceeds from maturities of investment securities...........      16,961          207,019          455,562
                 Purchases of investment securities held for investment......     (40,829)              --         (655,573)
                 Principal reductions on mortgage-backed securities..........      21,106           16,215           73,634
                 Principal reduction on loans................................     112,556          166,957          211,905
                 Purchases of mortgage-backed securities, held for
                   investment................................................    (105,844)         (14,654)          (7,502)
                 Loans originated, held for investment.......................     (26,368)         (18,832)          (5,484)
                 Net change in undisbursed loan funds........................      (3,158)          (5,251)         (19,610)
                 Proceeds from sales of loans and mortgage-backed
                    securities, held for investment..........................          --               --          210,485
                 Acquisitions of real estate.................................      (4,450)          (9,809)          (5,681)
                 Proceeds from disposition of real estate....................      49,671           54,279           76,042
                 Redemption of FHLB loan stock...............................       1,491           21,613
                 Branch (sales)..............................................        (122)         (84,339)              --
                 Other, net..................................................        (894)           6,565           (3,188)
                                                                                ---------        ---------        ---------
                       Net cash provided by investing activities.............      20,120          339,763          330,590
                                                                                ---------        ---------        ---------

          See accompanying notes to consolidated financial statements.

                UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

                                                                                              YEAR ENDED JUNE 30,
                                                                                -------------------------------------------
                                                                                   1994             1993             1992
                                                                                ---------        ---------        ---------
                                                                                            (DOLLARS IN THOUSANDS)
                 CASH FLOWS FROM FINANCING ACTIVITIES:
                 Net decrease in deposits...................................    $  (7,871)       $(133,373)       $(266,944)
                 Proceeds from short term borrowings........................       14,525               --            5,035
                 Repayment in-short-term borrowings.........................      (14,858)          (5,653)         (90,496)
                 Repayment of medium-term notes.............................           --           (7,000)              --
                 Repayment of long-term borrowings..........................       (2,026)          (2,717)         (10,709)
                 Additional FHLB advances...................................      545,000           50,000               --
                 Proceeds from issuance of common stock.....................       44,100               --               --
                 Repayments of FHLB advances................................     (632,000)        (200,000)        (100,000)
                                                                                ---------        ---------        ---------
                          Net cash provided by (used in) financing
                            activities......................................      (53,130)        (298,743)        (463,114)
                                                                                ---------        ---------        ---------

                 Net decrease in cash and cash equivalents..................        2,293           (9,083)         (23,285)
                 Cash and cash equivalents at beginning of period...........       35,798           44,881           68,166
                                                                                ---------        ---------        ---------
                 CASH AND CASH EQUIVALENTS AT END OF PERIOD.................    $  38,091        $  35,798        $  44,881
                                                                                =========        =========        =========
                 SALES OF BRANCHES:

                    Loans and mortgage-backed securities....................    $ 163,719        $  55,253        $      --
                    Premises and equipment..................................        1,471            1,353               --
                    Excess of cost over net assets acquired.................           38              986               --
                    Other assets............................................          (36)             117               --
                    Deposits................................................     (166,218)        (142,948)              --
                    Other liabilities.......................................         (592)            (415)              --
                    Gain on sale............................................        1,496            1,315               --
                                                                                ---------        ---------        ---------
                          Net cash used by sales of branches, net...........    $    (122)       $ (84,339)       $      --
                                                                                =========        =========        =========
                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                 Cash paid for:
                    Interest (net of amount capitalized)....................    $  36,651        $  68,868        $ 126,928
                    Income taxes............................................           40               36               51
                 Non cash investing and financing activities:
                    Additions to real estate acquired in settlement
                      of loans..............................................       45,422           33,833           69,424
                   Loans exchanged for mortgage-backed securities...........      133,253          159,555          134,850
                    Loans to facilitate the sale of real estate.............        8,196           10,616           22,113

          See accompanying notes to consolidated financial statements.

                UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1994, 1993 AND 1992

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of UnionFed Financial Corporation and its subsidiaries, (the "Company"), which is a holding company primarily engaged in the financial services business through Union Federal Bank, a federal savings bank (the "Bank"). The Company is also engaged in trustee services, insurance agency operations and, previously, real estate development, through subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been restated to conform to the current year presentation.

     Basis of Financial Statement Presentation

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and operations for the periods. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate. Management believes that the allowances established for losses on loans and real estate are adequate. While management uses available information to recognize losses on loans and real estate, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

     Cash

     The Company is required by the Federal Reserve System to maintain non-interest earning cash reserves against certain of its transaction and term deposit accounts. At June 30, 1994, the required reserves totaled $1.3 million.

     The cash balances noted on the Consolidated Statements of Financial Condition include restricted cash in trust accounts of $11.3 million and $17.9 million at June 30, 1994 and 1993, respectively.

     U.S. Government and Agency Obligations and Other Securities

     The Company has identified those U.S. Government and agency obligations and other securities which may be sold prior to maturity. These securities have been classified as held for sale on the accompanying consolidated statements of financial condition and are recorded at the lower of amortized cost or market value on an aggregate basis by type of asset.

     U.S. Government and agency obligations and other securities held for investment are carried at cost, net of any unamortized discounts or premiums. Management has the intent and ability to hold the securities until maturity. Discounts and premiums are amortized to interest income on investments based on the interest method over the term of the security.

     Gain or loss on sale of investments is based on the specific identification method.

     Premises and Equipment

     Premises and equipment are amortized on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lives of the respective leases or the useful lives of the improvements, whichever is shorter.

     Loans Receivable and Mortgage-Backed Securities Held for Sale

     The Company has identified those loans receivable and mortgage-backed securities ("MBS") which may be sold prior to maturity. These assets have been classified as held for sale on the accompanying consolidated statement of financial condition and are recorded at the lower of amortized cost or market value on an aggregate basis by type of asset. Net unrealized losses are recognized in a valuation allowance by charges to income. For loans, market value is calculated on an aggregate basis as determined by outstanding commitments from investors, or, in the absence of such commitments, the current market investor yield requirement. Market values for MBS are determined by financial market quotations which are generally available.

     Gain or loss on sale of loans receivable and mortgage-backed securities is based on the specific identification method.

     Loans Receivable and Mortgage-Backed Securities

     Loans receivable and mortgage-backed securities are stated at principal balances net of unearned discounts and premiums, which are accreted or amortized to interest income using the interest method over the estimated remaining lives of the loans and securities.

     The Company provides an allowance for accrued interest on loans when the collection of the interest appears doubtful. The allowance is netted against accrued interest receivable and interest income for financial statement purposes. It is the Company's general policy to cease the accrual of interest on any loan when the payment of interest is 90 or more days delinquent or earlier if the collection of interest appears doubtful. Interest is subsequently accrued when such loans are brought current and the Company believes the interest and principal for the loan is collectible.

     A loan is classified as a restructured loan when certain modifications, such as the reduction of interest rates to below market or forgiveness or deferral of principal payments, are made to contractual terms due to a borrower's financial condition. Certain restructured loan agreements call for additional interest or principal to be paid on a deferred or contingent basis.

     The Company has originated acquisition, development, and construction loans ("AD&C loans") with the following characteristics: (1) the borrower has title to the property but little or no equity in the underlying security and
(2) the Company participates in the profit on the ultimate sale of the project (the percentage or term of profit participation varies). The Company recognizes profit on sales when the project is sold to unrelated third parties, adequate down payment has been received and the collectibility of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. During the construction period of projects securing AD&C loans, interest in excess of the Company's cost of funds and fees collected on the loans are deferred and are not recognized in income until sales occur.

     Allowance for Loan Losses

     It is the Company's policy to provide an allowance for estimated losses on loans when it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. Various factors will affect the level of allowances, including economic conditions, trends and previous loss experience. While management uses currently available information to provide for losses on loans, future additions to the allowance may be necessary based on future economic conditions. In addition, the regulatory agencies periodically review the allowance for loan losses and such agencies may require the Company to recognize additions to the allowance based on information and factors not available to management. Additions to the allowance are made by a charge against operations. Charge-offs are made when loans are considered uncollectible or are transferred to real estate owned. Recoveries are credited to the allowance when received.

     Loan Origination Fees and Related Costs

     The Company defers loan origination fees and related incremental direct loan origination costs and recognizes the net fee or cost in income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on historical prepayment experience. The amortization of deferred fees and costs is discontinued on loans that are contractually 90 days delinquent.

     Real Estate

     Real estate consists of real estate held for investment or sale, real estate acquired in settlement of loans and loans accounted for as in-substance foreclosures. Real estate held for sale or investment is carried at the lower of cost or fair value. Real estate acquired in settlement of loans or through deed-in-lieu of foreclosure is recorded at fair value less estimated selling costs, as supported by independent appraisals, list prices or broker's opinions of value. Costs, including interest, of holding real estate in the process of development or improvement are capitalized, whereas costs relating to holding other property are expensed. The Company utilizes the equity method of accounting for investments in non-controlled joint ventures. The Company defers interest income and loan fees from loans to joint ventures equivalent to its percentage interest in those joint ventures. The recognition of gains on sale of real estate is dependent upon various factors relating to the nature of the property sold, the terms of the sale and the future involvement of the Company.

     When there is indication that a borrower no longer has equity in property collateralizing a loan and it is doubtful that equity will be rebuilt in the foreseeable future, the property is considered repossessed in-substance ("in-substance foreclosure"). Both in-substance foreclosure and real estate acquired in settlement of loans are recorded at the lower of the unpaid balance of the loan at the settlement date or fair value of the collateral. Subsequently, valuation allowances for estimated losses are provided against real estate operations income if the carrying value of real estate exceeds estimated fair value less estimated selling costs. Legal fees, direct costs, including estimated foreclosure and other related costs, are expensed as incurred. While management uses currently available information to provide for losses on real estate, future additions to the allowance may be necessary based on future economic conditions. In addition, the regulatory agencies periodically review the allowance for real estate losses and such agencies may require the Company to recognize additions to the allowance based on information and factors not available to management.

     Costs in Excess of the Fair Value of Net Assets Acquired

     Costs in excess of the fair value of net assets acquired less liabilities assumed in connection with the purchase of branch facilities are generally being charged to operations over a ten-year period using the straight-line method. Branch purchase premiums included in other assets amounted to $2.53 million (1994) and $3.23 million (1993).

Gains on Sale of Loans and Mortgage-Backed Securities and
  Amortization of Loan Servicing Assets

     The Company sells loans and participations in loans for cash proceeds equal to market value of the loans and participations sold with yield rates to the investors based upon current market rates. Gain or loss on loans sold is recognized in an amount equal to the difference between the book value of the loans sold and the sum of the cash proceeds from the sale (net of discounts, commitment fees paid, and other loan sale costs), plus any capitalized excess servicing on the loans sold. Capitalized excess servicing is the present value of any difference between the interest rate charged to the borrower and the interest rate paid to the purchaser after deducting a normal servicing fee. Capitalized excess servicing is amortized against loan servicing income using the interest method over the estimated life of such loans. Adjustments for unanticipated prepayments and changes in estimated future prepayments are made if the estimated future net servicing income, computed on a discounted basis, is less than the balance of capitalized excess servicing. Capitalized excess servicing included in other assets amounted to $118 thousand (1994) and $2.37 million (1993).

     The Company sells loans with servicing retained ( as described above), and from time to time, purchases and sells loan servicing rights. Purchased loan servicing rights are amortized in proportion to future loan servicing revenues, using market prepayment assumptions. PMSRs included in other assets amounted to $0 (1994) and $1.04 million (1993).

     Income Taxes

     On February 10, 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" (SFAS 109), which changes the method of accounting for income taxes from the deferred method under Accounting Principles Board Opinion No. 11 (APB 11) to the asset and liability method. Under APB 11, amounts accrued for Federal and California state income taxes are based on income reported in the consolidated financial statements at current tax rates. Such amounts generally include deferred taxes resulting from timing differences in the recognition of income and expenses. Under SFAS 109, deferred tax liabilities are recognized on all taxable temporary differences (reversing differences where tax deductions initially exceed financial statement expense, or income is reported for financial statement purposes prior to being reported for tax purposes). In addition, deferred tax assets are recognized on all deductible temporary differences (reversing differences where financial statement expense initially exceeds tax deductions, or income is reported for tax purposes prior to being reported for financial statement purposes) and operating loss and tax credit carryforwards. Valuation allowances are established to reduced deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized. Other significant changes made by SFAS 109 include: (i) a deferred tax asset may be recognized for the financial statement general valuation allowance for loans and REO, while a deferred tax liability must be recognized for that portion of the tax bad debt reserve exceeding the "base year" reserves, and (ii) current tax benefits based upon the future implementation of tax planning strategies should be net of any expenses or losses, and the underlying strategy must be prudent and feasible. At July 1, 1993, the Company adopted SFAS 109. The cumulative effect of the adoption of SFAS 109 was not considered material to the financial statements.

     Net Loss Per Share

     Net loss per share is based on net loss divided by the weighted average number of common shares outstanding, including the dilutive effect of outstanding stock options. After giving effect to the one-for-ten reverse stock split effective in August, 1993, and the issuance of 26,457,143 shares in conjunction with the Company's recapitalization in 1993, the number of shares used in computing net loss per share was 27,201,993 for 1994 and 744,850 for 1993 and 1992.

     Current Accounting Pronouncements

     In May 1993, the FASB issued Statement of Financial Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Under the provisions of SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating a valuation allowance with a corresponding charge to bad debt expense. This statement also applies to restructured loans and narrows the definition of in-substance foreclosures such that loans probable of foreclosure are accounted for as loans as opposed to real estate. SFAS 114 applies to financial statements for fiscal years beginning after December 15, 1994. The initial adoption of SFAS 114 is required to be accounted for prospectively. The Company is currently evaluating the impact of the statement on its results of operations and financial position.

     In May 1993, the FASB issued Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that investments be classified as "held to maturity," "available for sale" or "trading securities." The statement defines investments in securities as "held to maturity" based upon a positive intent and ability to hold those securities to maturity. Investments held to maturity would be reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and would be reported at fair value, with unrealized gains and losses included in operations. Equity and debt securities not classified as "held to maturity" or "trading securities" are classified as "available for sale" and would be recorded at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity, net of tax effect. SFAS 115 is effective for fiscal years beginning after December 15, 1993. The adoption of SFAS 115 will not have a material effect on the Company's financial statements. The initial adoption of SFAS 115 is required to be accounted for prospectively.

NOTE 2-U.S. GOVERNMENT AND AGENCY OBLIGATIONS AND OTHER SECURITIES

     The amortized cost and estimated market value of U.S. Government and agency obligations and other securities held for sale and investment at June 30 are summarized as follows:



                                                                          GROSS         GROSS        ESTIMATED
                                                         AMORTIZED      UNREALIZED    UNREALIZED       MARKET
                                                            COST          GAINS         LOSSES         VALUE
                                                         ---------      ----------    ----------     ---------
1994                                                                     (DOLLARS IN THOUSANDS)
- - - - ----
Held for Investment:
   U.S. Government and agency obligations . . . . .       $62,119          $ --          $(712)       $61,407
                                                          =======          ====          =====        =======


1993
- - - - ----

Held for Sale:
   U.S. Government and agency obligations . . . . .       $54,552          $472          $ (35)       $54,989
                                                          =======          ====          =====        =======

Held for Investment:
   U.S. Government and agency obligations . . . . .       $ 8,184          $338            --         $ 8,522
                                                          =======          ====          =====        =======

     The contractual maturity of U.S. Government and agency obligations and other investment securities at June 30, 1994, by amortized cost and estimated market value, are shown below.

                                                                            AFTER 1       AFTER 5
                                                              WITHIN        THROUGH       THROUGH
                                                              1 YEAR        5 YEARS       10 YEARS        TOTAL
                                                              ------        -------       --------       -------
AMORTIZED COST                                                           (DOLLARS IN THOUSANDS)
- - - - --------------
Held for Investment:
   U.S. Government and agency obligations . . . . .           $6,215        $50,938        $4,966        $62,119
                                                              ======        =======        ======        =======

ESTIMATED MARKET VALUE
- - - - ----------------------

Held for Investment:
   U.S. Government and agency obligations . . . . .           $6,210        $50,438        $4,759        $61,407
                                                              ======        =======        ======        =======

     Accrued interest receivable for investments amounted to $1.5 million
(1994) and $916 thousand (1993). Proceeds, gross realized gains from sales, and gross realized losses from sales and mark-to-market write-downs of investment securities were $41 million, $76 thousand and $277 thousand, respectively in 1994, $170 million, $2.1 million and $1 thousand, respectively in 1993, and none in 1992.

NOTE 3-MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated market value of mortgage-backed securities held for investment or sale at June 30 are summarized as follows:

                                                                GROSS        GROSS      ESTIMATED
                                                  AMORTIZED   UNREALIZED   UNREALIZED     MARKET
1994                                                COST        GAINS        LOSSES       VALUE
- - - - ----                                              ---------   ----------   ----------   ---------
                                                               (DOLLARS IN THOUSANDS)
Held for Investment:
  GNMA Certificates.............................  $106,772       $ --       $(2,269)    $104,503
  FNMA Certificates.............................    32,783         --          (874)      31,909
  FHLMC Certificates............................     3,205         --           (94)       3,111
  Collateralized mortgage obligations...........    14,993          4          (787)      14,210
  Mortgage pass-through securities issued by
   the Bank.....................................        30         --           (30)          --
                                                  --------       ----       -------     --------
    Total.......................................  $157,783       $  4       $(4,054)    $153,733
                                                  ========       ====       =======     ========
1993
- - - - ----

Held for Sale:
  GNMA Certificates.............................  $ 34,619       $370       $    --     $ 34,989
  FNMA Certificates.............................    32,397         98           (17)      32,478
  FHLMC Certificates............................     5,516         47            --        5,563
                                                  --------       ----       -------     --------
    Total MBS Held for Sale.....................  $ 72,532       $515       $   (17)    $ 73,030
                                                  ========       ====       =======     ========
Held for Investment:
  Collateralized mortgage obligations...........    18,146          8          (485)      17,669
                                                  --------       ----       -------     --------
  Mortgage pass-through securities issued by
   the Bank.....................................        30         --           (30)          --
                                                  --------       ----       -------     --------
    Total MBS Held for Investment...............  $ 18,176       $  8       $  (515)    $ 17,669
                                                  ========       ====       =======     ========


     The weighted average interest rate at June 30 on mortgage-backed securities giving effect to amortization of discounts and premiums was 6.61%
(1994) and 6.63% (1993). Eighty-nine percent (89%) of the Company's mortgage-backed securities included in the held for investment portfolio, at June 30, 1994 had contractual maturities in excess of ten years.

     Proceeds, gross realized gains from sales, and gross realized losses from sales and mark-to-market write-downs of mortgage-backed securities were $156.2 million, $1.9 million and $2.9 million, respectively, in fiscal 1994, $285.6 million, $2.5 million and $689 thousand, respectively, in fiscal 1993 and $408.1 million, $5.9 million and $839 thousand, respectively, in fiscal 1992.

     Accrued interest receivable on mortgage-backed securities amounted to $818 thousand (1994) and $515 thousand (1993).

NOTE 4--LOANS RECEIVABLE

     Loans receivable and loans held for sale at June 30 are summarized as follows:

                                                                               1994          1993
                                                                             --------      --------
                                                                             (DOLLARS IN THOUSANDS)
Held for Investment:
   Real estate loans
       First trust deed residential loans
            One-to-four units . . . . . . . . . . . . . . . . . . . . . .    $152,726      $228,888
            Five or more units  . . . . . . . . . . . . . . . . . . . . .     166,779       199,638
       Other real estate loans
            Construction  . . . . . . . . . . . . . . . . . . . . . . . .       6,924        15,922
            Commercial and land . . . . . . . . . . . . . . . . . . . . .     202,017       246,725
            Acquisition, development and construction . . . . . . . . . .          --         1,330
            Equity trust deed . . . . . . . . . . . . . . . . . . . . . .       6,279         7,480
                                                                             --------      --------
                                                                              534,725       699,983
   Consumer and other   . . . . . . . . . . . . . . . . . . . . . . . . .      14,090        17,270
                                                                             --------      --------
                                                                              548,815       717,253
       Less
            Deferred fees, premiums and discounts . . . . . . . . . . . .       2,051         2,479
            Loans in process  . . . . . . . . . . . . . . . . . . . . . .         166         3,324
            Allowance for estimated losses  . . . . . . . . . . . . . . .      24,963        20,573
                                                                             --------      --------
Total loans receivable held for investment: . . . . . . . . . . . . . . .    $521,635      $690,877
                                                                             ========      ========

Held for sale:
       First trust deed residential loans   . . . . . . . . . . . . . . .    $ 45,320      $141,299
       Commercial   . . . . . . . . . . . . . . . . . . . . . . . . . . .          --        32,006
                                                                             --------      --------
Total loans held for sale . . . . . . . . . . . . . . . . . . . . . . . .    $ 45,320      $173,305
                                                                             ========      ========

       Weighted average interest rate at June 30 giving effect to
       yield adjustments  . . . . . . . . . . . . . . . . . . . . . . . .      7.28%         7.91%
                                                                               =====         =====

     The Company serviced loans for others totaling $131.6 million (1994), $545.8 million (1993), and $718.2 million (1992).

     The following table summarizes the Company's real estate loan and mortgage-backed securities portfolios by property type, geographic location and risk concentration at June 30, 1994 (1):

                                  CALIFORNIA   FLORIDA      MAINE      ARIZONA    ALL OTHER       TOTAL
                                  ----------   -------      -----      -------    ---------       -----
                                                         (DOLLARS IN THOUSANDS)
1-4 unit residential and
  mortgage-backed
  securities..................    $353,386     $    --     $    --     $4,374      $   209      $357,969
Multifamily...................     170,931          --          --         --           --       170,931
Commercial:
  Retail......................      79,093      16,305          --         --           --        95,398
  Land........................      10,168          --       8,402         --           13        18,583
  Hotel/motel.................      21,702       3,060       2,145      2,283        6,278        35,468
  Mobile home parks...........          --          --          --         --        8,437         8,437
  Storage facilities..........      31,142          --          --         --           --        31,142
  Office......................      11,944          --          --         --           --        11,944
  Medical/Hospital............       1,554          --          --         --           --         1,554
                                   -------      ------      ------     ------       ------      --------
    Total commercial..........     155,603      19,365      10,547      2,283       14,728       202,526
                                   -------      ------      ------     ------       ------      --------
Construction:
Residential...................       6,924          --          --         --           --         6,924
                                   -------      ------      ------     ------       ------      --------
Totals June 30, 1994..........    $686,844     $19,365     $10,547     $6,657      $14,937      $738,350
                                  ========     =======     =======     ======      =======      ========
% of real estate loans........     93.02%       2.63%       1.43%      0.90%        2.02%       100.00%
                                   ======       =====       =====      =====        =====       =======
Total June 30, 1993...........    $884,596     $19,460     $12,521     $5,631      $39,119      $961,327
                                  ========     =======     =======     ======      =======      ========
% of real estate loans........     92.02%       2.02%       1.30%      0.59%        4.07%       100.00%
                                   ======       =====       =====      =====        =====       =======

____________

(1) Principal balances before deduction of loans-in-process, deferred income, discounts, premiums and allowance for losses.

     Activity in the allowance for estimated losses on loans for the years ended June 30, 1992, 1993 and 1994 is as follows:

                                                                REAL ESTATE       CONSUMER            TOTAL
                                                                   LOANS            LOANS             LOANS
                                                                ----------         -------          --------
                                                                           (DOLLARS IN THOUSANDS)
  Balance at June 30, 1991 . . . . . . . . . . . . . . . .       $ 30,683         $  381           $ 31,064
  Provision for losses . . . . . . . . . . . . . . . . . .          6,590             76              6,666
  Charge-offs  . . . . . . . . . . . . . . . . . . . . . .        (20,689)          (295)           (20,984)
  Recoveries . . . . . . . . . . . . . . . . . . . . . . .          1,054             24              1,078
                                                                 --------         ------           --------
  Balance at June 30, 1992 . . . . . . . . . . . . . . . .         17,638            186             17,824
  Provision for losses . . . . . . . . . . . . . . . . . .         17,559          1,044             18,603
  Charge-offs  . . . . . . . . . . . . . . . . . . . . . .        (15,224)          (777)           (16,001)
  Recoveries . . . . . . . . . . . . . . . . . . . . . . .            147             --                147
                                                                 --------         ------           --------
  Balance at June 30, 1993 . . . . . . . . . . . . . . . .         20,120            453             20,573
  Provision for losses . . . . . . . . . . . . . . . . . .         14,167            183             14,350
  Charge-offs  . . . . . . . . . . . . . . . . . . . . . .        (11,975)          (424)           (12,399)
  Recoveries . . . . . . . . . . . . . . . . . . . . . . .          2,439             --              2,439
                                                                 --------         ------           --------
  Balance at June 30, 1994 . . . . . . . . . . . . . . . .       $ 24,751         $  212           $ 24,963
                                                                 ========         ======           ========


     The aggregate amount of nonaccrual loans receivable that are contractually past due 90 days or more as to principal or interest and loans that have been restructured are as follows:

                                                               JUNE 30
                                                      ------------------------
                                                        1994            1993
                                                      --------        --------
                                                        (DOLLARS IN THOUSANDS)
             Nonaccrual . . . . . . . . . . . . .     $ 22,125        $ 18,978
                                                      ========        ========
             Restructured . . . . . . . . . . . .     $113,676        $162,532
                                                      ========        ========


     At the end of the year, interest on nonaccrual loans excluded from interest income was $1.2 million (1994), $2.4 million (1993), and $809 thousand
(1992). Interest on nonaccrual loans at the end of the year included in interest income was $467 thousand (1994), $1.1 million (1993), and $4.5 million
(1992).

     Under the original terms of the restructured loans, interest earned would have totaled $11.1 million (1994), $12.1 million (1993), and $5.0 million
(1992). Under the restructured terms of the loans, interest income recorded amounted to $9.9 million (1994), $10.0 million (1993), and $4.0 million (1992). The Company charged off $675 thousand (1994), $26.8 million (1993), and $32.9 million (1992) in connection with restructured loans.

     During 1990, the Company issued letters of credit, which have not been drawn upon, amounting to $16.9 million. $14.7 million was issued to guarantee the repayment of mortgage-revenue bonds. The remaining balance is performance letters of credit with respect to construction loans. The Bank is in the process of canceling these letters of credit as the loans have been paid in full. The bonds are collateralized by $18.4 million of mortgage-backed securities which have a market value of $17.5 million on June 30, 1994.

     Accrued interest receivable at June 30 amounted to $4.2 million (1994) and $6.0 million (1993).

     There were no loans receivable from officers and directors at June 30, 1994.

NOTE 5 -- REAL ESTATE, NET

     Real estate, net at June 30 includes the following:


                                                                                   1994             1993
                                                                                ----------        ---------
                                                                                  (DOLLARS IN THOUSANDS)
  Real estate held for sale, development or investment, less
     accumulated depreciation of $172 (1994) and (1993) . . . . . . . . . . . .  $   2,630        $   1,750
  Real estate acquired in settlement of loans . . . . . . . . . . . . . . . . .     40,783           62,179
  In-substance foreclosures . . . . . . . . . . . . . . . . . . . . . . . . . .     16,566           16,968
  Investment in joint ventures, including capitalized interest of
     $336 (1993)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            1,663
                                                                                ----------        ---------
                                                                                    59,979           82,560
  Less allowance for estimated losses . . . . . . . . . . . . . . . . . . . . .     20,032           25,378
  Less undisbursed funds on in-substance foreclosures . . . . . . . . . . . . .         --              295
                                                                                ----------        ---------
                                                                                $   39,947        $  56,887
                                                                                ==========        =========


     Income/(loss) from real estate operations for the years ended June 30 is summarized as follows:

                                                                  1994            1993             1992
                                                               --------         --------         --------
                                                                          (DOLLARS IN THOUSANDS)
 Operating loss from unconsolidated joint ventures . . . . .   $    (86)        $   (217)        $ (2,218)
 Net loss on sales of real estate and other income . . . . .     (2,900)          (4,971)          (6,261)
 Provision for estimated losses  . . . . . . . . . . . . . .    (12,757)         (22,089)         (25,291)
                                                               --------         --------         --------
                                                               $(15,743)        $(27,277)        $(33,770)
                                                               ========         ========         ========
 Interest capitalized during development . . . . . . . . . .   $     --         $     --         $  1,296
                                                               ========         ========         ========

     Activity in the allowance for estimated losses on real estate for the years ended June 30 are as follows:

                                                                 1994              1993             1992
                                                               --------          --------         --------
                                                                          (DOLLARS IN THOUSANDS)
 Balance at beginning of period . . . . . . . . . . . . . .     $ 25,378         $ 30,256         $ 68,807
 Provision for estimated losses . . . . . . . . . . . . . .       12,757           22,089           25,291
 Loss on real estate charged against the allowance  . . . .      (18,500)         (26,967)         (65,709)
 Transfer of specific loan loss allowances  . . . . . . . .           --               --             (300)(1)
 Recoveries . . . . . . . . . . . . . . . . . . . . . . . .          397               --            2,167
                                                                --------         --------         --------
           Balance at end of period . . . . . . . . . . . .     $ 20,032         $ 25,378         $ 30,256
                                                                ========         ========         ========

____________
(1) Amount represents the transfer of a specific valuation allowance for a restructured loan from loans to REO.

NOTE 6 -- PREMISES AND EQUIPMENT, NET

     Premises and equipment, net, consist of the following at June 30:

                                                                    1994             1993
                                                                   -------          -------
                                                                    (DOLLARS IN THOUSANDS)
         At cost:
              Land . . . . . . . . . . . . . . . . . . . . . .     $ 4,130          $ 4,130
              Office buildings . . . . . . . . . . . . . . . .      14,090           14,018
              Leasehold rights and improvements  . . . . . . .       6,184            9,794
              Furniture and equipment  . . . . . . . . . . . .       9,858           10,452
                                                                   -------          -------
                                                                    34,262           38,394
              Less accumulated depreciation and
                    amortization . . . . . . . . . . . . . . .      16,211           16,852
                                                                   -------          -------
                                                                   $18,051          $21,542
                                                                   =======          =======


NOTE 7 -- DEPOSITS
     A summary of savings deposits by type at June 30 follows:

                                                                                   1994              1993
                                                                                 --------         ----------
                                                                                    (DOLLARS IN THOUSANDS)
 Money market accounts (weighted average rates of 1.75% (1994) and
       2.25% (1993)) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $178,966         $    4,130
 Passbook accounts (weighted average rates of 2.00% (1994) and
       2.27% (1993)) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       58,303             61,224
 Certificates of deposit less than $100,000 (weighted average rates
       of 4.33% (1993) and 4.57% (1993)) . . . . . . . . . . . . . . . . . .      589,775            656,572
 Certificates of deposit, $100,000 and greater (weighted average rates of
       5.33% (1994) and 5.88% (1993))  . . . . . . . . . . . . . . . . . . .       20,913             58,659
                                                                                 --------         ----------
                                                                                 $847,957         $1,022,046
                                                                                 ========         ==========

     Brokered deposits included in certificates of deposit above totaled $5.1 million (1994) and $23.0 million (1993). Since the Bank does not meet all of its regulatory capital requirements, it is not permitted to renew brokered deposits without regulatory approval. Included above were deposits domiciled at retail banking offices identified as held for sale which totaled $176.2 million at June 30, 1993.

     The weighted average interest rate at June 30 on savings deposits giving effect to amortization of fees paid to national securities dealers was 3.66%
(1994) and 3.96% (1993).

     Certificates of deposit are scheduled to mature as follows:

                                                                WEIGHTED
                                                                 AVERAGE
                                                              INTEREST RATE    AMOUNT
                                                              -------------   --------
                                                               (DOLLARS IN THOUSANDS)
     Year ending June 30
     1995..................................................       4.03%       $438,991
     1996..................................................       4.77%        125,937
     1997..................................................       6.68%         26,736
     1998..................................................       5.61%         14,594
     1999..................................................       6.30%          3,245
     Thereafter............................................       6.18%          1,185
                                                                  -----       --------
                                                                  4.35%       $610,688
                                                                  =====       ========

     Deposits of $185 thousand (1994) and $198 thousand (1993) are obtained from government agencies within California.

     A summary of interest expense by deposit type at June 30, follows:

                                                                1994          1993          1992
                                                               -------       -------       -------
                                                                      (DOLLARS IN THOUSANDS)
Money market accounts......................................    $ 1,189       $ 2,864       $12,865
Passbook accounts..........................................      3,761         7,385         2,684
Certificates of deposit....................................     26,997        37,211        62,406
Certificates of deposit, $100,000 and greater..............        639         2,418         6,832
                                                               -------       -------       -------
                                                               $32,586       $49,878       $84,787
                                                               =======       =======       =======

     Accrued interest on deposits, which is included in accounts payable and accrued liabilities, was $383 thousand (1994) and $703 million (1993).

NOTE 8--FHLB ADVANCES AND OTHER BORROWINGS

                                                                              1994           1993
                                                                             -------       --------
                                                                             (DOLLARS IN THOUSANDS)
FHLB Advances and other borrowings
  at June 30 are summarized as follows:
    FHLB Advances, with weighted average interest rates of
      3.95% (1994) and 6.20% (1993), secured by
      real estate loans with an aggregated unpaid
      balance of $55.9 million (1994) and $195.0 million (1993),
      due on various dates through 1995 . . . . . . . . . . . . . . . . .    $13,000       $100,000
    Mortgage-backed bonds, net of discounts of $311 (1994) and
      $602 (1993) with weighted average interest rates of 10.38%
      (1994) and 10.38% (1993), secured by real estate loans
      with an aggregate unpaid balance of $3,290 (1994)
      and $5,284 (1993), due on various dates through 2012  . . . . . . .      1,933          3,538
    Various borrowings due to banks and others, with weighted
      average interest rates of 8.00% (1994) and 8.29% (1993)
      principally secured by real estate, due on various dates
      through 2019  . . . . . . . . . . . . . . . . . . . . . . . . . . .        531          1,285
                                                                             -------       --------
          Total FHLB advances and other borrowings  . . . . . . . . . . .    $15,464       $104,823
                                                                             =======       ========

     The weighted average interest rates on FHLB advances and other borrowings giving effect to amortization of discounts and issue costs were 5.22% (1994) and 6.72% (1993).

     The FHLB advances are collateralized by real estate loans with a carrying amount of $55.9 million at June 30, 1994. All FHLB advances at June 30, 1994, had prepayment penalty provisions.

     Interest expense on short term borrowings totaled $1.17 million (1994), $1.38 million (1993), and $2.95 million (1992).

     Borrowings are scheduled to mature as follows:

                                                                AMOUNT
                                                             -----------
                                                             (DOLLARS IN
                                                              THOUSANDS)
            Year ending June 30,
            1995 . . . . . . . . . . . . . . . . . . . . . .    $13,000
            Thereafter beyond 1999 . . . . . . . . . . . . .      2,464
                                                                -------
                                                                $15,464
                                                                =======

NOTE 9--SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     There were no securities sold under agreements to repurchase at June 30, 1994 and 1993.

     During 1994 and 1993, securities sold under agreements to repurchase had an average balance outstanding of $11.6 million and $1.8 million, respectively. The maximum outstanding at any month-end during 1994 and 1993 was $59.1 million and $0, respectively. Interest expense on these borrowings totaled $327 thousand (1994), $60 thousand (1993) and $1.47 million (1992). The securities that underlie the agreements were under the Company's control.

NOTE 10--RETIREMENT PLAN

     The Company has a defined benefit pension plan (the "Plan") covering certain employees. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Plan was amended to cease benefit accruals as of December 31, 1991, and the Company recorded income of $1.8 million resulting from the curtailment of the Plan.
The gain reflects the lower projected benefit obligation and was part of the Company's general and administrative expense review. In 1993 Plan assets other than a nominal amount for shares of common stock of the Company were transferred to an investment fund administered by an insurance company.

     The following table sets forth the Plans' funded status and amounts recognized in the Company's statement of financial condition as of June 30:

                                                                          1994            1993
                                                                         ------          ------
                                                                         (DOLLARS IN THOUSANDS)
     Actuarial present value of benefit obligations:
        Vested accumulated benefits  . . . . . . . . . . . . . . . .     $3,689          $4,129
        Non-vested accumulated benefits  . . . . . . . . . . . . . .         39              67
                                                                             --              --
            Total accumulated benefits . . . . . . . . . . . . . . .     $3,728          $4,196
                                                                         ======          ======
     Projected benefit obligation for service rendered to date . . .     $3,728          $4,196
     Less:  Plan assets at fair value -- 1994 and 1993, general
            accounts of an insurance company . . . . . . . . . . . .      4,330           5,109
                                                                         ------          ------
     Plan assets greater than projected benefit
       obligation  . . . . . . . . . . . . . . . . . . . . . . . . .        602             913
     Items not yet recognized in earnings:
       Unrecognized net (gain) loss  . . . . . . . . . . . . . . . .        548             153
                                                                         ------          ------
     Pension asset included in statement of financial condition  . .     $1,150          $1,066
                                                                         ======          ======

     The Company incurred a net gain of $84 thousand from the Plan in 1994 and $93 thousand in 1993. The total expense for the Plan in 1992 was $241,000.

     Net pension cost included the following components for the years ended June 30:

                                                                           1994             1993
                                                                          -----            -----
                                                                          (DOLLARS IN THOUSANDS)
     Interest cost on projected benefit obligation . . . . . . . . .      $ 281            $ 342
     Actual return on assets . . . . . . . . . . . . . . . . . . . .       (329)            (497)
     Net amortization and deferral . . . . . . . . . . . . . . . . .        (36)              62
                                                                          -----            -----
     Net periodic pension cost (gain)  . . . . . . . . . . . . . . .      $ (84)           $ (93)
                                                                          =====            =====

     Weighted-average discount rates of 8% in 1994 and 1993 and rates of increase in future compensation levels of 7% were used in determining actuarial present value of the projected benefit obligation. The expected long-term rate of return on assets was 8% for all years.

     The Company has a non-qualified plan for its directors upon their retirement (Directors Plan). The plan calls for a lifetime continuation of a director's fees after a certain period of service. The amount is based on the amount of fees received during the final year of service.

     The Company has a non-qualified defined benefit "Supplemental Executive Retirement Plan" (SERP) for certain of its key employees, the assets of which are held in trust. During 1993, 1992 and 1991, no contributions were made to the trust. There was no expense for this plan in 1993 or 1992. The expense for this plan was approximately $48,000 in 1991.

     The following table sets forth the funded status and amounts recognized in the Company's statement of financial condition as of June 30, 1994, for the Directors Plan and the SERP.

                                                             DIRECTORS
                                                               PLAN         SERP        TOTAL
                                                             ---------      -----      -------
                                                                      (DOLLARS IN THOUSANDS)
Accumulated benefit obligation . . . . . . . . . . . . .       $(688)       $(718)     $(1,406)
Vested accumulated benefit obligation  . . . . . . . . .        (624)        (718)      (1,342)

Projected benefit obligation   . . . . . . . . . . . . .        (746)        (794)      (1,540)
Plan assets at fair market value   . . . . . . . . . . .          --          755          755
                                                               -----        -----      -------
Projected benefit obligation in excess of plan assets  .        (746)         (39)        (785)
Unrecognized net (gain) or loss  . . . . . . . . . . . .          26           --           26
Unrecognized prior service cost  . . . . . . . . . . . .          --          392          392
Unrecognized net transition obligation   . . . . . . . .         240           --          240
                                                               -----        -----      -------
Prepaid (accrued) pension cost   . . . . . . . . . . . .       $(480)       $ 353      $  (127)

Required minimum liability . . . . . . . . . . . . . . .       $(688)       $  --      $  (688)

Adjustments to reflect minimum liability
   Additional Minimum Liability  . . . . . . . . . . . .       $ 207        $  --      $   207
   Offsetting Intangible Asset   . . . . . . . . . . . .         207           --          207


     Net Pension Cost included the following components for 1994:

                                                             DIRECTORS
                                                               PLAN         SERP        TOTAL
                                                             ---------      -----      -------
                                                                      (DOLLARS IN THOUSANDS)
Service cost component   . . . . . . . . . . . . . . . .       $ 44         $265         $309
Interest cost component  . . . . . . . . . . . . . . . .         56           39           95
Amortization of net loss   . . . . . . . . . . . . . . .         --           --           --
Amortization of unrecognized net transition obligation .         30           --           30
Prior Service Cost Component . . . . . . . . . . . . . .         --           98           98
                                                               ----         ----        ----
Total net pension cost   . . . . . . . . . . . . . . . .       $130         $402         $532
                                                               ====         ====         ====

     Weighted-average discount rates of 8% in 1994 and 1993 and rates of increase in future compensation levels of 7% for the supplemental plan and 3% for the directors plan in 1994 and 1993 were used in determining actuarial present value of the projected benefit obligation and the Net Pension Cost for 1994. The expected long-term rate of return on assets was 8% for all years.

     Effective February 1, 1989, the Bank established a non-leveraged ESOP and qualified 401(k) plan, covering substantially all employees. Employee contributions are voluntary, as the employee elects to defer from two to sixteen percent of base (qualifying) compensation. Prior to December 31, 1991, deferrals of up to two percent of qualifying compensation were matched by corresponding Company contributions. Effective January 1, 1992 the maximum matching percentage is three percent plus one half of one percent contributed to all participants to encourage participation in the plan. The expense for the plan was $209,000 (1994), $235,000 (1993), and $162,000 (1992).

NOTE 11--INCOME TAXES

     Income taxes for the year ended June 30, 1994, 1993 and 1992 is comprised of the following:

                                                        FEDERAL          STATE        TOTAL
                                                        -------          -----       -------
                                                               (DOLLARS IN THOUSANDS)
      Year ended June 30, 1994
            Current . . . . . . . . . . . . . . .       $    --          $  3        $     3
            Deferred  . . . . . . . . . . . . . .            --            --             --
                                                        -------          ----        -------
                                                        $    --          $  3        $     3
                                                        =======          ====        =======
      Year ended June 30, 1993
            Current . . . . . . . . . . . . . . .       $(6,000)         $  4        $(5,996)
            Deferred  . . . . . . . . . . . . . .            --            --             --
                                                        -------          ----        -------
                                                        $(6,000)         $  4        $(5,996)
                                                        =======          ====        =======
      Year ended June 30, 1992
            Current . . . . . . . . . . . . . . .       $(5,023)         $ --        $(5,023)
            Deferred  . . . . . . . . . . . . . .        (2,955)           --         (2,955)
                                                        -------          ----        -------
                                                        $(7,978)         $ --        $(7,978)
                                                        =======          ====        =======

     A reconciliation from expected federal income taxes to consolidated income taxes using the statutory Federal rate for the periods indicated follows:

                                                         1994            1993             1992
                                                        -------        --------         --------
                                                                 (DOLLARS IN THOUSANDS)
       Expected federal income tax benefit . . . . .    $(7,740)       $(12,947)        $(10,236)
       Increases (decreases in computed tax
            benefit resulting from:
                 Unused net operating loss . . . . .    $   --         $  6,951         $  2,800
                 Change in valuation allowance . . .      7,736              --               --
                 Other, net  . . . . . . . . . . . .          7              --             (542)
                                                        -------        --------         --------
                                                        $     3        $ (5,996)        $ (7,978)
                                                        =======        ========         ========

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1994 are presented below:

                                                   1994
                                                -----------
                                                (DOLLARS IN
                                                 THOUSANDS)
Deferred tax assets (tax effected):
  Loan valuation allowances. . . . . . . . .        $14,133
  Net Operating loss . . . . . . . . . . . .         22,113
  Other  . . . . . . . . . . . . . . . . . .          1,476
                                                    -------
    Total gross deferred tax assets. . . . .         37,722
  Less valuation allowance . . . . . . . . .         34,577
                                                    -------
    Net deferred tax assets  . . . . . . . .          3,145
                                                    -------
Deferred tax liabilities (tax effected):
  Loan fees  . . . . . . . . . . . . . . . .          2,891
  FHLB Stock   . . . . . . . . . . . . . . .          1,660
  Core deposit intangible  . . . . . . . . .            714
  Other    . . . . . . . . . . . . . . . . .            570
                                                    -------
    Total gross deferred tax liabilities              5,835
                                                    -------
    Net deferred tax liability  . . . . . .         $(2,690)
                                                    =======

     Under SFAS 109, deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback,
(2) future taxable income that will result from the reversal of existing taxable temporary differences and (3) future taxable income generated by future operations. As of June 30, 1994 the valuation allowance against deferred tax assets amounted to $34.6 million. Deferred tax assets as of June 30, 1994 have been recognized to the extent of the expected reversal of taxable temporary differences.

     Prior to July 1, 1993 the Company accounted for income taxes under APB 11, accordingly deferred income taxes result from timing differences in the recognition of income and expense for tax and financial statement purposes.
The sources of these timing differences for the years ended June 30, 1993 and 1992 are as follows:

                                                                        1993          1992
                                                                       -------       -------
                                                                      (DOLLARS IN THOUSANDS)
Loan fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (864)      $(2,754)
FHLB dividend income  . . . . . . . . . . . . . . . . . . . . . . .     (2,621)          533
Accrual to cash basis adjustments . . . . . . . . . . . . . . . . .        (23)         (956)
Gain on sale of loans and amortization of loan servicing assets . .       (158)         (779)
Provisions for losses on loans and real estate recognized for
  income tax purposes . . . . . . . . . . . . . . . . . . . . . . .      2,148         7,900
Net operating loss  . . . . . . . . . . . . . . . . . . . . . . . .      1,960        (6,572)
Retirement benefits . . . . . . . . . . . . . . . . . . . . . . . .         --           366
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (442)         (693)
                                                                       -------       -------
                                                                       $    --       $(2,955)
                                                                       =======       =======

     Savings banks that meet certain definitional tests and other conditions prescribed by the Internal Revenue Code are allowed to deduct, within limitations, a bad debt deduction computed as a percentage of taxable income (percentage method) before such deduction. The deduction percentage is 8% for the years ended June 30, 1994, 1993 and 1992. Alternately, a qualified savings bank may compute its bad debt deduction based upon actual loan loss experience (the "Experience Method").

     For the tax year ended September 30, 1992, the Company qualified as a commercial bank for tax purposes. Under certain circumstances and subject to certain limitations, commercial banks are allowed to carryback net operating losses over a 10 year period, whereas institutions qualifying as thrift institutions for tax purposes generally may carryback net operating losses over a 3 year period. As a result of qualifying as a commercial bank, the Company was able to carryback its September 30, 1992 federal net operating loss over a 10 year period and is recapturing its tax bad debt reserve over six years beginning with the year ended September 30, 1992. For the tax year ended September 30, 1993, the Company requalified as a thrift and is therefore eligible to use the reserve method of accounting for claiming bad debt deductions.

     At June 30, 1994, the Company had unused net operating losses for federal income tax and California franchise tax purposes of $50 million and $49 million, respectively. On August 5, 1994, the Company incurred an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). Section 382 generally provides that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of the ownership change (the "change date") with net operating loss carryforwards and certain built-in losses existing on the change date will be subject to an annual limitation. In general, the annual limitation equals the product of (i) the fair market value of the corporation's equity on the change date (with certain adjustments) and
(ii) a long-term tax exempt bond rate of return published by the Internal Revenue Service.

     As of June 30, 1994, the Company has certain deferred tax benefits (generally, expenses or losses recorded in the financial statements which have not yet reduced the Company's income tax liability) totaling approximately $38 million, of which approximately $23 million are attributable to net operating loss carryforwards and alternative minimum tax credits and approximately $15 million are attributable to future deductions. The tax attributes associated with all of the deferred tax benefits may be reviewed and potentially disallowed by the Internal Revenue Service (the "Service"). In addition, the ability of the Company to utilize a substantial portion of these tax attributes to reduce the future tax liability of the Company following the Section 382 ownership change will be subject to significant limitations under Section 382.

     The Section 382 limitation did not have a material impact on the financial statements of the Company as the Company has not utilized any net operating losses to offset the reversal of taxable temporary differences. Although the
Section 382 limitation will affect the Company's ability to utilize its net operating loss carryovers and certain recognized built-losses, any income tax benefits attributable to those net operating loss carryovers and recognized built-losses will not be available until operations of the Company result in additional taxable income. The amount of the Section 382 limitation for the Company has not yet been determined.



NOTE 12--STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

     Since 1990 the Bank has been the subject of significant regulatory oversight and review by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation "FDIC"). The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and implementing regulations for "prompt corrective action" provisions effective in 1992 have resulted in significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

     The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." An institution categorized as "undercapitalized" or worse is subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution.

     To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less.

     In July 1993, the Bank, which was then "critically undercapitalized," became subject to a Prompt Corrective Action Directive (the "Directive") which required achieving 4% leverage (core), 4% Tier 1 risk-based, and 8% total risk-based capital ratios by September 23, 1993, and which was subsequently extended by the OTS to September 30, 1993. The Company completed a recapitalization equity offering to investors as of September 30, 1993, and received net proceeds of approximately $44.1 million. As a result of recapitalization, the Company has 27,201,993 shares of common stock outstanding, and warrants outstanding through September 30, 1998 for the purchase of 6,885,721 shares at $2.33 per share. Contribution of this additional capital by the Company to the Bank raised the capital level of the Bank to that of an "adequately capitalized" institution, and the OTS Directive was subsequently terminated.

     As a result of the net loss for the year ended June 30, 1994, the Bank's leverage (core) and total risk-based capital ratios are below regulatory requirements and the Bank was deemed to be "undercapitalized" as of August 1, 1994 based upon its capital position at June 30, 1994. At June 30, 1994, the regulatory capital ratios and levels were leverage (core) ratio 3.80%, Tier 1 risk-based ratio 5.74%, risk-based ratio 6.99% and tangible equity ratio 3.53%, based on leverage capital of $34.3 million, Tier 1 capital of $34.3 million, total risk-based capital of $41.8 million, and tangible capital of $31.8 million, as defined.

     The Bank filed a capital restoration plan with the OTS on September 15, 1994, which contemplates that the Bank will pursue all feasible alternatives for achieving capital compliance, and that plan has not as yet been approved by the OTS. Failure to increase its capital ratios in accordance with the plan, or further declines in the Bank's capital ratios such that it becomes "significantly undercapitalized" or "critically undercapitalized" expose the Bank to additional restrictions and regulatory actions, including regulatory takeover. The ability of the Bank to continue as a going concern is dependent upon many factors, one of which is regulatory action, including the approval of the capital restoration plan, and the ability of management to achieve its plan. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The capital restoration plan includes the following steps to meet the regulatory capital requirements:

         o Consummation by March 31, 1995 of a sale or merger of the Bank or of its deposit franchise or a recapitalization of the Bank through one or more equity offerings (which could include a rights offering).

         o Reduction of the Bank's risk profile in order to enhance the prospects for a successful merger or recapitalization transaction, primarily through sales of the Bank's classified assets, which may include a bulk sale of such assets.
                 However, the Company and the Bank do not intend to implement a bulk sale of classified assets in the absence of a sale or merger of the Bank or of a recapitalization transaction. In addition, the Bank will explore the extent to which a sale or merger transaction or recapitalization can be completed without a bulk sale of classified assets. The Bank has engaged a real estate consulting firm to provide valuation services and, if requested, assist in locating a buyer or buyers for both performing and non-performing assets of the Bank.

         o If an equity or debt recapitalization is pursued, raising sufficient capital to permit the Bank to become "well capitalized" upon completion of such infusion, with an initial leverage (core) ratio of 5% or greater, Tier 1 risk-based capital ratio of 5% or greater and an initial total risk-based capital ratio of at least 10%.

     The Bank intends to pursue a sale or merger of the Bank and all feasible alternatives for maximizing value to the Company's stockholders, including the raising of additional required capital. The nature of any sale or merger transaction or the form of any recapitalization transaction may not be
determined for several months.   A sale or merger transaction may involve cash
consideration or securities of the acquiror, depending upon market interest. A recapitalization could be accomplished through a private offering, through a public offering, through a public offering incorporating a rights offering with or without stand-by purchasers, or through a combination of transactions. Based on investor acceptance, the securities involved in a recapitalization could include common or preferred stock, warrants and debt securities. The securities could be issued by either the Company or the Bank. The Bank may retain one or more investment banking firms in connection with the proposed sale/merger or recapitalization activities.

     There can be no assurance that the OTS will approve the Capital Restoration Plan as submitted or as may be amended by the Bank in the future. As a prerequisite to the OTS's approval of the Capital Restoration Plan, the Bank's performance under the plan must be guaranteed by the Company, up to the lesser of (a) 5% of the institution's total assets at the time the institution became undercapitalized, or (b) the amount necessary to bring the institution into compliance with all capital standards as of the time the institution fails to comply with its capital restoration plan. Such guarantee must remain in effect until the institution has been adequately capitalized for four consecutive quarters, and the Company must provide the OTS with appropriate assurances of its ability to perform the guarantee.

     If the OTS does not approve the Capital Restoration Plan, or if the plan is approved and the Bank does not comply with its terms, the OTS is required to impose certain operating restrictions and may impose additional restrictions if it deems such actions necessary. The OTS or the FDIC may appoint a receiver or conservator for an institution if the institution is undercapitalized and (i) has no reasonable prospect of becoming adequately capitalized, (ii) fails to submit a capital restoration plan within the required time period, or (iii) materially fails to implement its capital restoration plan.

     If the Bank continues to fail to meet its required capital levels, the operations and future prospects of the Bank will depend principally on regulatory attitudes and actions at the time, including those of the OTS and FDIC, within applicable legal constraints. Such failure could result in the issuance of a cease and desist order or capital directive to the Bank, the imposition of such operating restrictions as the OTS deems appropriate at the time, such other actions by the OTS as it may be authorized or required to take under applicable statutes and regulations and/or the appointment of a conservator or receiver for the Bank. In the event that the Bank were to become "critically undercapitalized," it must be placed in receivership or conservatorship not later than 90 days thereafter unless the OTS and FDIC determine that taking other action would better serve the purposes of prompt corrective action. Such determinations are required to be reviewed at 90-day intervals, and if the Bank remains critically undercapitalized for more than 270 days, the decision not to appoint a receiver would require certain affirmative findings by the OTS and FDIC regarding the viability of the institution. An institution is treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to total assets is equal to or less than 2%. At June 30, 1994, the Bank's "tangible equity" ratio was 3.53%.



NOTE 13--STOCK OPTION PLAN

     In September 1992, the Company established the 1992 Stock Incentive Plan (the "Incentive Plan"), which has a term of ten years. A total of 1,322,957 shares have been reserved for issuance under the Option Plan. Under the Option Plan, the Stock Option Committee of the Board of Directors may grant incentive stock options to persons who provide valuable service to the Company. All incentive stock options must have an exercise price at least equal to the fair market value of the Company's common stock at the date of the grant and are limited to a maximum term of five years. Exercise of options may be subject to certain conditions as provided in the Option Plan.



     A summary of changes in stock options granted under the Incentive Plan follows:



                                              INCENTIVE STOCK OPTIONS
                                          ------------------------------
     OPTIONS OUTSTANDING                    SHARES            PER SHARE
     -------------------                  ---------         ------------
     June 30, 1993 . . . . . . . . . .           --         $         --
     Granted . . . . . . . . . . . . .    1,296,000          1.75 - 1.88
     Cancelled . . . . . . . . . . . .           --                   --
                                          ---------         ------------
     June 30, 1994 . . . . . . . . . .    1,296,000         $1.75 - 1.88
                                          =========         ============


     At June 30, 1994 no incentive options were exercisable.

     Prior to September 30, 1993 the Company had in place the 1984 Stock Option Plan. This plan was terminated in conjunction with the recapitalization of the Company in September 1993.

NOTE 14--COMMITMENTS AND CONTINGENCIES

     Litigation

     The Company and its subsidiaries are involved in certain litigation concerning various transactions entered into during the normal course of business. Management does not believe that settlement of such litigation will have a material effect upon the financial condition of the Company.

     Lease Commitments

     The Company has agreements to lease certain office facilities for varying periods to the year 2006 with options to renew at negotiable amounts. Certain of these leases provide for cost of living increases as well as payment of property taxes, insurance and other items. Minimum rental commitments under noncancelable leases are as follows:



                                                               AMOUNT
                                                            -----------
                                                            (DOLLARS IN
                                                             THOUSANDS)
     Year ending June 30
     1995 . . . . . . . . . . . . . . . . . . . . . . . .      $1,649
     1996 . . . . . . . . . . . . . . . . . . . . . . . .       1,615
     1997 . . . . . . . . . . . . . . . . . . . . . . . .       1,360
     1998 . . . . . . . . . . . . . . . . . . . . . . . .       1,179
     1999 . . . . . . . . . . . . . . . . . . . . . . . .       1,126
     Thereafter . . . . . . . . . . . . . . . . . . . . .       2,068
                                                               ------
                                                               $8,997
                                                               ======

     Net rental payments for office facilities aggregate $664 thousand (1994), $1.1 million (1993) and $1.3 million (1992).

     Financial Instruments with Off-Balance Sheet risk

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit in the form of loans or through letters of credit, interest rate caps, and forward commitments. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate caps transactions and forward commitments, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its interest rate swap agreements and forward commitments through credit approvals, limits, and monitoring procedures.

     Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.



                                                                                          CONTRACT OR
                                                                                        NOTIONAL AMOUNT
                                                                                   ------------------------
                                                                                     1994             1993
                                                                                   -------          -------
                                                                                    (DOLLARS IN THOUSANDS)
 Financial Instruments whose contract amounts represent credit risk:
      Real estate loan commitments . . . . . . . . . . . . . . . . . . . . .       $14,020          $ 9,919
      Construction loans in process  . . . . . . . . . . . . . . . . . . . .           166            3,324
      Consumer credit instruments  . . . . . . . . . . . . . . . . . . . . .         1,798            4,530
      Letters of credit  . . . . . . . . . . . . . . . . . . . . . . . . . .        14,400           16,939
      Loans sold with recourse . . . . . . . . . . . . . . . . . . . . . . .        45,682           62,765

 Financial Instruments whose credit risk is less than the notional or contract amounts:
      Forward commitments  . . . . . . . . . . . . . . . . . . . . . . . . .         6,306           29,131
      Commitments to buy loans . . . . . . . . . . . . . . . . . . . . . . .            --              720

     Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower.

     The Company receives collateral to support commitments for which collateral is deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposit with the Company. At June 30, 1994, the extent of collateral supporting mortgage and other loans varied from 0% to 100% of the maximum credit exposure.

     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public bond financing under municipal loans to lender programs. The guarantees extend for more than five years and expire through the year 2000. The credit risk involved in issuing letters of credit is essentially the same as that involved in making real estate loans to customers.

     Forward commitments to sell mortgage-backed securities and loans are contracts which the Company enters into in order to reduce the market risk associated with originating loans for sale. In order to fulfill a forward commitment, the Company typically delivers loans or exchanges its current production of loans for mortgage-backed securities which are then delivered to purchasers (counterparties), national securities firms, at a future date at prices or yields as specified by the contracts. Risks may arise from the possible inability of counterparties to meet the terms of their contracts. In addition, fluctuations in interest rates may affect the ability of the Company to acquire loans to fulfill the contracts, in which case the Company would normally purchase securities in the open market to deliver against the contract. The Company is normally protected from increases in interest rates to the extent production is available to fulfill the contract. The Company considers the risk of incurring adverse market price adjustments on open market purchases to fulfill forward commitments to be immaterial, due to the relatively small principal amounts and short duration of such contracts.

     In 1986 the Company purchased a London interbank rate-based interest rate cap in reference to $25 million variable rate deposit liabilities in connection with implementation of certain adjustable rate loan programs offered to customers. The protection fee paid to the counterparty was amortized to expense over an 81-month period ending in 1992.



NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires the Company to disclose estimated values for its financial instruments. Fair value estimates are made at a specific point in time based upon relevant market information and other information about the financial instrument. The estimates do not necessarily reflect the price the Company might receive if it were to sell at one time its entire holding of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based upon the following methods and assumptions, some of which are subjective in nature. Changes in assumptions could significantly affect the estimates.

     Cash, Overnight Funds Sold, Securities Purchased Under Resale Agreements, and Interest Receivable and Interest Payable

     The carrying amounts reported in the balance sheet for these items approximate fair value.

     Investment Securities Including Mortgage-Backed Securities

     Fair values are based upon bid prices published in financial newspapers or bid quotations received from securities dealers.

     Loans Receivable

     For residential mortgage loans, fair value is estimated based upon market prices obtained from readily available market quote systems. The remaining portfolio was segregated into those loans with variable rates of interest and those with fixed rates of interest. For all other variable rate loans which reprice frequently, fair values approximate carrying values. For all other fixed rate loans, fair values are based on discounting future contractual cash flows using the current rate offered for such loans with similar remaining maturities and credit risk.

     Deposits

     The fair value of deposits with no stated maturity such as regular passbook accounts, money market accounts, and NOW accounts, is defined by SFAS No. 107 as the carrying amounts reported in the balance sheet. The fair value of deposits with a stated maturity such as certificates of deposit is based on discounting future contractual cash flows by the current rate offered for such deposits with similar remaining maturities.

     Borrowings

     For short-term borrowings, fair value approximates carrying value. The fair value of long term borrowings is based on their interest rate characteristics. For variable rate borrowings, fair values approximate carrying values. For fixed rate borrowing, fair value is based on discounting future contractual cash flows by the current rate paid on such borrowings with similar remaining maturities.

     Off Balance Sheet Financial Instruments

     The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements taking into consideration the remaining terms of the agreements and the creditworthiness of the counterparties. The fair values of loans in process is determined in the same manner as described for loans receivable.
The fair value of commitments to sell loans and mortgage-backed securities are based upon bid quotations received from securities dealers. The fair value of loans sold with recourse represents the amount the Company would be required to pay an independent entity to assume the recourse obligation. It is determined by the risks associated with the portfolio.

     Based on the above methods and assumptions, the following table presents the estimated fair value of the Company's financial instruments at June 30, 1994:

                                                                      Carrying        Estimated
 ASSETS:                                                              Amounts         Fair Value
                                                                      -------         ----------
                                                                       (Dollars in thousands)
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 35,091         $ 35,091
 Overnight funds sold . . . . . . . . . . . . . . . . . . . . .          3,000            3,000
 Government and agency obligations and other securities
   at amortized cost  . . . . . . . . . . . . . . . . . . . . .         62,119           61,407
 Mortgage-backed securities, net  . . . . . . . . . . . . . . .        157,783          153,733
 Loans receivable, net  . . . . . . . . . . . . . . . . . . . .        566,955          563,878

 LIABILITIES:
 Deposits:
   Money market accounts  . . . . . . . . . . . . . . . . . . .        178,966          178,966
   Passbook accounts  . . . . . . . . . . . . . . . . . . . . .         58,303           58,303
   Certificates of deposit  . . . . . . . . . . . . . . . . . .        610,688          613,335
 Borrowings:
 FHLB advances  . . . . . . . . . . . . . . . . . . . . . . . .         13,000           13,000
 Other borrowings . . . . . . . . . . . . . . . . . . . . . . .          2,464            2,695

 OFF BALANCE SHEET INSTRUMENTS:
 Real estate loan commitments . . . . . . . . . . . . . . . . .         14,020           14,271
 Construction loans in process  . . . . . . . . . . . . . . . .            166              166
 Consumer credit instruments  . . . . . . . . . . . . . . . . .          1,798            1,798
 Letters of credit  . . . . . . . . . . . . . . . . . . . . . .         14,400           14,400
 Loans sold with recourse . . . . . . . . . . . . . . . . . . .         45,682              640
 Forward commitments  . . . . . . . . . . . . . . . . . . . . .          6,306            6,306
 Commitments to buy loans . . . . . . . . . . . . . . . . . . .             --               --

NOTE 16--PARENT COMPANY FINANCIAL INFORMATION

     This information should be read in conjunction with the other Notes to Consolidated Financial Statements.


STATEMENTS OF FINANCIAL CONDITION

                                                                                                                JUNE 30
                                                                                                       -------------------------
                                                                                                         1994             1993
                                                                                                       --------         --------
                                                                                                         (DOLLARS IN THOUSANDS)
                 ASSETS
                 Cash..............................................................................    $    143         $    321
                 Investment in subsidiaries........................................................      34,407           16,724
                 Other assets......................................................................         135               --
                                                                                                       --------         --------
                                                                                                         34,685         $ 17,045
                                                                                                       ========         ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 Other liabilities.................................................................    $     --         $      3
                 Common stock......................................................................         272               51
                 Additional paid-in capital........................................................     107,943           65,490
                 Accumulated deficit...............................................................     (73,530)         (47,073)
                 Less treasury stock...............................................................          --           (1,426)
                                                                                                       --------         --------
                                                                                                         34,685         $ 17,045
                                                                                                       ========         ========

STATEMENTS OF OPERATIONS

                                                                                      FOR THE YEAR ENDED JUNE 30
                                                                               ----------------------------------------
                                                                                 1994            1993            1992
                                                                               --------        --------        --------
                                                                                        (DOLLARS IN THOUSANDS)
                 Interest income from subsidiary............................   $     --        $     12        $     25
                 Other (income) expense.....................................         40              65             (28)
                 Income taxes...............................................         --               1              83
                                                                               --------        --------        --------
                 Loss before equity in loss of subsidiary...................        (40)            (54)            (30)
                 Equity in loss of subsidiary...............................    (26,417)        (32,030)        (22,098)
                                                                               --------        --------        --------
                      Net loss for the year.................................   $(26,457)       $(32,084)       $(22,128)
                                                                               ========        ========        ========

STATEMENTS OF CASH FLOWS

                                                                                         FOR THE YEAR ENDED JUNE 30
                                                                                ------------------------------------------
                                                                                  1994             1993             1992
                                                                                --------         --------         --------
                                                                                          (DOLLARS IN THOUSANDS)
                 Net Cash Flows from Operating Activities:
                      Net loss...............................................   $(26,457)        $(32,084)        $(22,128)
                 Adjustments to reconcile net loss to cash
                    provided by operating activities:
                      Equity in net loss of subsidiary.......................     26,417           32,030           22,098
                      Other..................................................       (138)            (274)             214
                                                                                --------         --------         --------
                 Net cash provided (used) by operating activities............       (178)            (328)             184
                                                                                --------         --------         --------
                 Cash Flows from Investing Activities:
                      Additional investment in subsidiaries..................    (44,100)              --               --
                      (Increase) decrease in other assets....................         --                6              304
                                                                                --------         --------         --------
                 Net cash provided (used) by investing activities............    (44,100)               6              304
                                                                                --------         --------         --------
                 Cash Flows from Financing Activities:
                      Net proceeds from sale of common stock.................     44,100               --               --
                                                                                --------         --------         --------
                 Net cash provided by financing activities...................     44,100               --               --
                                                                                --------         --------         --------
                 Net increase (decrease) in cash.............................       (178)            (322)             488
                 Cash at beginning of period.................................        321              643              155
                                                                                --------         --------         --------
                 Cash at end of period.......................................   $    143         $    321         $    643
                                                                                ========         ========         ========

NOTE 17--LOAN SERVICING AND SALE ACTIVITIES
     Loan servicing and sale activities are summarized as follows:

                                                                      1994            1993            1992
                                                                    --------        --------        --------
                                                                             (DOLLARS IN THOUSANDS)
                     Financial condition information:
                               Loans held for sale...............   $ 45,320        $173,305        $ 96,973
                                                                    ========        ========        ========
                     Statement of operations information:
                               Loan servicing fees...............      1,445           3,488           7,254
                               Amortization of excess
                                 servicing fees..................       (552)         (3,258)         (6,242)
                                                                    --------        -------         --------
                               Loan servicing fees, net..........        893             230           1,012
                                                                    ========        ========        ========
                               (Loss)/gain on sale of loans......   $     (9)       $  2,019        $  2,712
                                                                    ========        ========        ========
                     Statement of cash flows information:
                               Loans originated for sale.........   $206,058        $280,496        $218,194
                                                                    ========        ========        ========
                               Proceeds from sale of loans.......   $142,447        $ 30,523        $123,906
                                                                    ========        ========        ========


     The Bank originates mortgage loans, which depending upon whether the loans meet the Bank's investment objectives may be sold in the secondary market or to other private investors. The servicing of these loans may or may not be retained by the Bank. Indirect non-deferrable origination and servicing costs for loan servicing and sale activities are not presented as these operations are integrated with and not separable from the origination and servicing of portfolio loans.

NOTE 18--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                        ----------------------------------------------------
                                                                        JUNE 30,       MARCH 31,      DEC. 31,      SEPT. 30,
                                                                         1994            1994           1993          1993
                                                                        -------        --------       -------       --------
                                                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                 Net interest income................................    $ 5,611        $ 7,604        $ 7,214       $ 7,408
                 Provision for estimated loan losses................      2,500          1,986          4,825         5,039
                 Non-interest  income...............................       (316)        (1,611)         1,710         5,687
                 Non-interest expense...............................     12,607          9,324         11,337        12,143
                 Loss before income taxes...........................     (9,812)        (5,317)        (7,238)       (4,087)
                 Income tax (benefit)/expense.......................         --              2              1            --
                 Net loss...........................................     (9,812)        (5,319)        (7,239)       (4,087)
                 Net loss per share.................................      (0.36)         (0.20)         (0.28)        (3.10)

                                                                                         THREE MONTHS ENDED
                                                                        ----------------------------------------------------
                                                                        JUNE 30,       MARCH 31,      DEC. 31,      SEPT. 30,
                                                                         1994            1994           1993          1993
                                                                        -------        --------       -------       --------
                                                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                 Net interest income................................    $  7,331       $ 6,763        $  6,609      $ 5,096
                 Provision for estimated loan losses................       2,705         7,938           4,567        3,393
                 Non-interest  income...............................       2,087         4,671           3,263        3,735
                 Non-interest expense...............................      18,158        12,414          17,071       11,389
                 Loss before income taxes...........................     (11,445)       (8,918)        (11,766)      (5,951)
                 Income tax (benefit)/expense......................           --             3          (5,999)          --
                 Net loss...........................................     (11,445)       (8,921)         (5,767)      (5,951)
                 Net loss per share.................................      (15.37)       (11.97)          (7.74)       (7.99)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.





                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The registrant intends to file with the SEC a definitive proxy statement pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information regarding directors of UnionFed will appear under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1994 and is incorporated herein by reference. As required by Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of UnionFed is contained in Part I of this report under "Item 4A. Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding executive compensation will appear under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information to be included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information to be included under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                 (a)              1.   Financial Statements

                                  These documents are listed in the Index to Consolidated Financial Statements under
                                  Item 8.

                                  2.   Financial Statement Schedules

                                  Financial Statement Schedules have been
                                  omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                 (b) Reports on Form 8-K during the last quarter of fiscal year 1994.

                                  None.

                 (c)              Exhibits.*

                 EXHIBIT
                 NUMBER                                            DESCRIPTION
                 ------                                            -----------
           3.1       Registrant's Certificate of Incorporation and Bylaws, as amended to date.***

           4.1       Copies of instruments defining the rights of holders of long-term debt of the Company or any of its subsidiaries are, under Item 601(b)(4)(iii)(A) of Regulation S-K, not required to be filed, but will be filed upon request of the Securities and Exchange Commission.

           4.2       Form of Warrant to Purchase Common Stock.***

          10.1       Employment Agreement of David S. Engelman dated as of April 1, 1991.**

          10.1.1     Amendment to Employment Agreement of David S. Engelman dated as of December 1, 1993.

          10.2       1991 Supplemental Retirement Income Plan.**

          10.3       David S. Engelman Participation Agreement for 1991 Supplemental Retirement Income Plan dated as of
                     April 1, 1991.**

          10.4       The UnionFed 1992 Stock Incentive Plan, as amended.

          10.5.1     The UnionFed Stock Savings Plan.**

          10.5.2     First Amendment to the UnionFed Stock Savings Plan dated June 20, 1991.**

          10.5.3     Second Amendment to the UnionFed Stock Savings Plan dated September 13, 1991.**

          10.6       Split-Dollar Insurance Agreement between the Company and David S. Engelman dated April 6, 1994.

          22         Subsidiaries of the Company.***

          27         Financial Data Schedule.

__________

       * Exhibit descriptions followed by a parenthetical reference or asterisks indicate that the exhibit is incorporated herein by reference from the described document.
       ** Filed as an exhibit to UnionFed's 1991 Annual Report on Form 10-K. *** Filed as an exhibit to UnionFed's 1993 Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIONFED FINANCIAL CORPORATION

                                    By:       /s/ DAVID S. ENGELMAN
                                       ------------------------------------
                                                  David S. Engelman
                                         Chairman of the Board, President
                                           and Chief Executive Officer

DATED:  September 27, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                                   TITLE                             DATE
            ---------                                   -----                             ----
/s/ DAVID S. ENGELMAN                      Director, Chairman of the Board,         September 27, 1994
- - - - -----------------------------------      President and Chief Executive Officer
            David S. Engelman                (Principal Executive Officer)

/s/ STEPHEN J. AUSTIN                        Senior Vice President, Chief           September 27, 1994
- - - - -----------------------------------         Financial Officer and Treasurer
            Stephen J. Austin                (Principal Financial Officer)

/s/ DONALD L. CRISWELL                                 Director                     September 27, 1994
- - - - -----------------------------------
            Donald L. Criswell

/s/ WILLIAM DONOVAN                                    Director                     September 27, 1994
- - - - -----------------------------------
             William Donovan

/s/ J. DAVID KALL                                      Director                     September 27, 1994
- - - - -----------------------------------
              J. David Kall

/s/ THOMAS P. KEMP                                     Director                     September 27, 1994
- - - - -----------------------------------
              Thomas P. Kemp

                                                       Director                     September __, 1994
- - - - -----------------------------------
            Wm. S. Martin, Jr.

/s/ DAVID PRIMUTH                                      Director                     September 27, 1994
- - - - -----------------------------------
              David Primuth

/s/ DALE A. WELKE                                      Director                     September 27, 1994
- - - - -----------------------------------
              Dale A. Welke

/s/ JOHN R. WISE                                       Director                     September 27, 1994
- - - - -----------------------------------
               John R. Wise

                                            INDEX TO EXHIBITS*


EXHIBIT                                                                                            SEQUENTIALLY NUMBERED
NUMBER                                          DESCRIPTION                                                PAGE
- - - - ------                                          -----------                                                ----
3.1         Registrant's Certificate of Incorporation and Bylaws, as amended to date.***

4.1         Copies of instruments defining the rights of holders of long-term debt of the
            Company or any of its subsidiaries are, under Item 601(b)(4)(iii)(A) of Regulation
            S-K, not required to be filed, but will be filed upon request of the Securities and
            Exchange Commission.

4.2         Form of Warrant to Purchase Common Stock.***

10.1        Employment Agreement of David S. Engelman dated as of April 1, 1991.**

10.1.1      Amendment to Employment Agreement of David S. Engelman dated as of December 1,
            1993.

10.2        1991 Supplemental Retirement Income Plan.**

10.3        David S. Engelman Participation Agreement for 1991 Supplemental Retirement Income
            Plan dated as of April 1, 1991.**

10.4        The UnionFed 1992 Stock Incentive Plan, as amended.

10.5.1      The UnionFed Stock Savings Plan.**

10.5.2      First Amendment to the UnionFed Stock Savings Plan dated June 20, 1991.**

10.5.3      Second Amendment to the UnionFed Stock Savings Plan dated September 13, 1991.**

10.6        Split-Dollar Insurance Agreement between the Company and David S. Engelman dated
            April 6, 1994.

22          Subsidiaries of the Company.***

27          Financial Data Schedule.

__________

       * Exhibit descriptions followed by a parenthetical reference or asterisks indicate that the exhibit is incorporated herein by reference from the described document.

       ** Filed as an exhibit to UnionFed's 1991 Annual Report on Form 10-K.

     ***  Filed as an exhibit to UnionFed's 1993 Annual Report on Form 10-K.