Form 10-Q
period 1994-09-30
UNIONFED FINANCIAL CORP
filed 1994-11-15
CIK 802223

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 1994
                                        OR
                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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


                             Yes  X              No


As of November 14, 1994, 27,209,993 shares of the Registrant's $.01 par value common stock were outstanding.










                         UnionFed Financial Corporation

                                     Index



    Part I.  Financial Information                                    Page

             Item 1.  Financial Statements

                         Consolidated Statements of Financial           3
                         Condition (unaudited) as of September 30,
                         1994 and June 30, 1994

                         Consolidated Statements of Operations          4
                         (unaudited) for the three months ended
                         September 30, 1994 and 1993

                         Consolidated Statements of Cash Flows          5
                         (unaudited) for the three months ended
                         September 30, 1994 and 1993

                         Notes to Consolidated Financial                7
                         Statements (unaudited)

             Item 2.     Management's Discussion and Analysis of        8
                         Financial Condition and Results of
                         Operations

    Part II. Other Information (omitted items are inapplicable)        23






    Signatures                                                         24



























    UnionFed Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition - Unaudited
   (In thousands except share and per share amounts)


                                                       September 30, June 30,
                                                          1994         1994
Assets

Cash and cash equivalents                                $24,753      $38,091
Investment securities,net                                 61,151       62,119
Mortgage-backed securities, net                          185,177      157,783
Loans held for sale (estimated market value of $53,591
  at 09/94 and $45,320 at 06/94)                          53,507       45,320
Loans receivable, net of allowance for losses of
  $25,968 at 09/94 and $24,963 at 06/94                  515,496      521,635
Interest receivable                                        6,294        6,524
Real estate, net                                          34,740       39,947
Investment in Federal Home Loan Bank stock, at cost        5,494        5,419
Premises and equipment, net                               17,612       18,051
Other assets                                               7,819        9,087

                                                        $912,043     $903,976
Liabilities and Stockholders' Equity

Liabilities
Savings deposits                                        $848,289     $847,957
FHLB advances and other borrowings                        26,814       15,464
Accounts payable and accrued liabilities                   3,240        3,180
Deferred income taxes                                      2,691        2,690

    Total liabilities                                    881,034      869,291

Commitments and contingencies                                  -            -

Stockholders' equity
  Preferred stock-par value $.01 per share; authorized,
    1,000,000 shares, issued and outstanding, none             -            -
  Common stock-par value $.01 per share; authorized
    60,000,000 shares, issued and outstanding,
    27,201,993 shares (1994)                                 272          272
  Additional paid-in capital                             107,943      107,943
  Accumulated deficit                                    (77,206)     (73,530)
    Total stockholders' equity                            31,009       34,685

                                                        $912,043     $903,976
















 UnionFed Financial Corporation and Subsidiaries
Consolidated Statements of Operations - Unaudited
     (In thousands except per share amounts)


                                                    Three Months Ended
                                                       September 30,
                                                    1994       1993
Interest on loans                                  $10,708    $15,750
Interest on mortgage-backed securities               2,900      1,423
Interest and dividends on investments                1,342      1,372

       Total interest income                        14,950     18,545

Interest on savings deposits                         8,051      9,412
Interest on borrowings                                 293      1,725

       Total interest expense                        8,344     11,137

  Net interest income before provision
    for estimated loan losses                        6,606      7,408
Provision for estimated loan losses                  3,859      5,039

  Net interest income after provision
    for estimated loan losses                        2,747      2,369

Non-interest income:
  (Loss)/gain on sale of loans and loan servicing      135      1,755
  (Loss)/gain on sale and write-down
    of mortgage-backed securities and
    investment securities                                8        875
  Loan servicing fees, net                             239        416
  Loan fees                                            106        261
  Gain on sale of branches                               -      1,496
  Other, net                                           544        884

       Total non-interest income (loss)              1,032      5,687

Non-interest expense:
  Compensation and related expenses                  2,858      2,950
  Premises and occupancy                             1,111      1,132
  SAIF insurance premium                               627        804
  Other general and administrative                   2,199      2,537
       Total general and administrative
          expense                                    6,795      7,423
  Real estate operations, net                          438      4,549
  Core deposit intangible amortization                 222        171

       Total non-interest expense                    7,455     12,143

       Loss before income taxes                     (3,676)    (4,087)

Income tax expense (benefit)                             -          -

       NET LOSS                                    ($3,676)   ($4,087)

Net loss per common share                           ($0.14)    ($3.10)






UnionFed Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited
            (Dollars in Thousands)


                                                    Three Months Ended
                                                    September 30,September 30,
                                                        1994         1993

Cash Flows From Operating Activities:
Net loss                                                 ($3,676)     ($4,087)
Adjustments to reconcile net loss to cash provided by
    operating activities:
         Net decrease in loan fees and discounts            (244)        (490)
         Depreciation and amortization                       656          677
         Provisions for loan and real estate losses        3,994        8,556
         Gain on sale of investment securities and
            mortgage-backed securities, net                   (8)        (875)
         Gain on sales of loans and loan servicing          (135)      (1,755)
         Loss on sale of real estate                           8          369
         Gain on sales of branches                             -       (1,496)
         Federal Home Loan Bank stock dividends              (75)         (79)
         Loans originated and purchased, held
            for sale                                     (42,870)     (71,585)
         Proceeds from sales of loans, held for sale      25,856       56,697
         Proceeds from sale of loan servicing                  -        3,863
Decrease in interest and dividends receivable                230          881
Decrease/(increase) in prepaid expenses and
   other assets                                            1,045       (1,869)
Increase in interest payable                                  44          382
Increase in accounts payable and accrued liabilities          17        3,003

               Net cash used in operating activities     (15,158)      (7,808)

Cash Flows From Investing Activities:
Proceeds from maturities of investment securities            968           61
Principal reductions on mortgage-backed securities         3,132        4,237
Principal reductions on loans                              9,438       30,003
Purchases of mortgage-backed securities                  (30,519)           -
Purchases of mortgage-backed securities,
  available for sale                                      (2,000)           -
Proceeds from sales of mortgage-backed
  securities, available for sale                           6,733            -
Loans originated, held for investment                     (6,810)      (2,219)
Net change in undisbursed loan funds                        (139)        (424)
Acquisitions of real estate                                 (713)        (729)
Proceeds from disposition of real estate                  10,042       10,142
Branch (sales)                                                 -         (122)
Other, net                                                     6          398

               Net cash (used in) provided by
                  investing activities                    (9,862)      41,347













UnionFed Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited (continued)
            (Dollars in Thousands)

                                                    Three Months Ended
                                                    September 30,September 30,
                                                        1994         1993


Cash Flows From Financing Activities:
Net increase/(decrease) in deposits                         $332      ($4,900)
Proceeds from short-term borrowings                       74,806            -
Repayment of short-term borrowings                       (63,456)           -
Repayment of long-term borrowings                              -         (600)
Additional FHLB advances                                       -      370,000
Repayments of  FHLB advances                                   -     (420,000)
Proceeds from issuance of common stock                         -       42,800

               Net cash provided by (used in)
                  financing activities                    11,682      (12,700)

Net increase in cash and cash equivalents                (13,338)      20,839
Cash and cash equivalents at beginning of period          38,091       35,798

Cash and cash equivalents at end of period               $24,753      $56,637

Sale of Branches:
         Loans and mortgage-backed securities               $        $163,719
         Premises and equipment                                -        1,471
         Excess of cost over net assets acquired               -           38
         Other assets                                          -          (36)
         Deposits                                              -     (166,218)
         Other liabilities                                     -         (592)
         Gain on sale                                          -        1,496

                Net cash used by sale of branches,
                    net                                     $           ($122)

Supplemental disclosures of cash flow information:
Cash paid for:
        Interest (net of amount capitalized)              $8,333      $10,871
        Delaware franchise tax                                 -           20

Non-cash Investing and Financing activities:
        Additions to real estate acquired in
           settlement of loans                             4,265        6,168
        Loans exchanged for mortgage-backed
           securities                                      4,732       56,873
        Loans to facilitate the sale of real
           estate                           -        6,107
















UNIONFED Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1- In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial condition as of September 30, 1994 and June 30, 1994, the results of operations for the three month periods ended September 30, 1994 and 1993, and the cash flows for the three months periods ended September 30, 1994 and 1993. The results of operations for the three month period ended September 30, 1994, are not necessarily indicative of operations to be expected for the entire year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and statement of cash flows in conformity with generally accepted accounting principles. Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", is written with the presumption that the users of the interim financial statements have read or have access to the most recent 10-K report that contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1994, and for the year then ended.

2- The Company has adopted FASB Statement of Financial Standards N0. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective for the fiscal year ending June 30, 1995. Accordingly, securities classified as "held to maturity" are carried at amortized cost. Mortgage-backed securities originated or purchased with the purpose of holding for possible sale are classified "available for sale" and carried at fair value. The adoption of SFAS 115, applied prospectively as of July 1, 1994, has not had a material effect on the Company's financial statements.































Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNIONFED Financial Corporation, (the "Company") parent of Union Federal Bank, a federal savings bank (the "Bank") reported a net loss of $3.7 million or $0.14 per share for the first quarter ended September 30, 1994. This compares to a loss of $4.1 million or $3.10 per share in the corresponding quarter during fiscal year 1994.

As a result of operating losses, the Bank since June 30, 1994 has not met two of three regulatory capital requirements. The leverage ( core) capital ratio of the Bank at September 30, 1994 was 3.37%, which was less than the 4% ratio required of federally chartered thrift institutions. However, the Bank's tier-one risk based capital at September 30, 1994 of 5.21% exceeded the 4% minimum requirement. The total risk-based capital at September 30, 1994 was 6.47%, which was below the minimum 8% required. At September 30, 1994 the Bank's total risk based capital was $9 million below the "adequately capitalized" level.

Since its leverage ( core) and total risk-based capital ratios have dropped below regulatory requirements, the Bank is deemed "undercapitalized" under the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement act of 1991 and implementing regulations. In September, 1994 the Bank submitted to the Office of Thrift Supervision a capital restoration plan outlining proposed measures to resolve the Bank's capital deficiency through the recapitalization or possible sale or merger of the Bank. The plan is expected to be approved in November, 1994 and to involve the issuance of a Prompt Corrective Action Directive requiring that the Bank recapitalize by March 31, 1995 either through a sale or merger of the Bank or through an infusion of sufficient capital to permit the Bank to become "adequately capitalized."






































Financial Highlights     (Dollars in  thousands except per share)
For the three months ended September 30,              1994        1993

Net interest income                                   $6,606      $7,408
Provision for losses on loans                          3,859       5,039
Non-interest income                                    1,032       5,687
Non-interest expense                                   7,455      12,143
Loss before income taxes                              (3,676)     (4,087)
Income tax expense (benefit)                               -           -
Net Loss                                              (3,676)     (4,087)
Loss per share                                         (0.14)      (3.10)
Loans originated and purchased                        49,680      73,804
Mortgage-backed securites purchased                   32,519           -
Loans sold                                            25,720     218,304
Mortgage-backed securities sold                        6,725           -
Interest rate spread during period                      3.46%       3.38%

Other information                                   09/30/94    06/30/94

Total Assets                                        $912,043    $903,976
Loan and morgage-backed security portfolio           754,180     724,738
Deposits                                             848,289     847,957
Loans serviced for others                            118,180     164,994
Stockholders' equity                                  31,009      34,685
Nonperforming assets, net                             52,174      61,359
Nonperforming assets, net
  to total assets                                       5.72%       6.79%
Nonperforming assets and
  restructured loans, net                            159,336     175,035
Nonperforming assets and restructured
  loans, net to total assets                           17.47%      19.36%
Classified assets to total assets                      19.87%      23.56%
End of period interest spread                           3.14%       3.50%


Financial Condition

The Company's consolidated assets totaled $912 million at September 30, 1994 compared to $904 million at June 30, 1994. Stockholders' equity totaled $31 million at September 30, 1994, a reduction of $3.7 million from $34.7 at June 30, 1994. The decrease in stockholders' equity is directly attributable to the net loss for the quarter.

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

Proceeds from the sale of loans and MBS held for sale, proceeds from the disposition of real estate and principal repayments on loans and MBS provided the principal sources of funds for the three month period ended September 30, 1994. The sale of loans and MBS held for sale provided $32.6 million in funds. Real estates sales, and principal repayments on loans and MBS provided $10.1 million and $12.6 million respectively.

The principal measure of liquidity in the savings and loan industry is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The minimum set by federal regulators is 5%. At September 30, 1994 the Bank's ratio was 8.15% compared to 11.47% at June 30, 1994. The decrease in liquidity reflects an increase in short term borrowings due to loan originations in excess of loan sales during the quarter.

The primary source of cash for the Company is dividends from the Bank. As long as the Bank remains "undercapitalized" for regulatory purposes, the OTS cannot approve any capital distributions (including dividends) except in connection with a capital-raising transaction by the Bank.

Regulatory Capital Compliance

FDICIA established three capital standards for savings institutions: a "leverage (core) limit," a "tier 1 risk-based limit" and a "total risk-based capital requirement. Certain assets or portions thereof are required to be deducted immediately from capital, while the inclusion of others in capital under one or all of the capital standards is subject to various transitional rules or other limitations. As of September 30, 1994 the Bank did not meet two of the components of the regulatory capital requirements.

The following is a reconciliation of the Bank's stockholder's equity to federal regulatory capital, and a comparison of such regulatory capital to the industry minimum requirements of the OTS, as of September 30, 1994:

                                 Leverage        Tier 1         Total
                                  (Core)    %   Risk Base  %  Risk Base  %

GAAP Equity                       $30,800        $30,800       $30,800
Non-allowable assets:
  Investment in Uni-Cal Financial     (72)           (72)          (72)
Additional capital items:
  General loan loss reserves            0              0         7,442
Bank Regulatory Capital            30,728  3.37%  30,728 5.21%  38,170  6.47%
Minimum capital requirement        36,476  4.00%  23,588 4.00%  47,177  8.00%
Capital excess (deficiency)       ($5,748)-0.63%  $7,140 1.21% ($9,007)-1.53%


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

Under the OTS regulations implementing FDICIA, an institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk - weighted assets (the "Tier 1 risk-based capital ratio") is at least 6.0%, its leverage (core) capital ratio is at least 5.O%, and it is not subject to any order or directive by OTS to meet a specific capital level. An institution will be adequately capitalized if its risk-based capital ratio is at least 8.0%, its tier 1 risk-based capital ratio is at least 4.0%, and its leverage (core) capital ratio is at least 4.0% (3.0% if the institution receives the highest rating on the CAMEL financial institutions rating system). An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as undercapitalized. Additionally, an institution will be treated as significantly undercapitalized if the above capital ratios are less than 6.0%, 3.0%, or 3.0% respectively. An institution will be treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to total assets is equal to or less than 2.0%.

As a result of the Bank's Thrift Financial Report for the quarter ended June 30, 1994, which was filed with the OTS on August 1, 1994, and which reported the Bank's leverage (core) capital ratio at 3.80% and its risk-based capital ratio at 6.99%, the Bank is considered to be undercapitalized, and is subject to the sanctions applicable to undercapitalized institutions (described below).

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

Discretionary Sanctions Tied to Prompt Corrective Action Capital Categories:.

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

Assets Liability Management

Savings institutions are subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature more rapidly or on a different basis than interest-earning assets. A principal objective of the Bank is to manage the effects of adverse changes in interest rates on the Bank's interest income, while maintaining asset quality. The Bank monitors asset and liability maturities on a regular basis, and performs various simulations and other analysis as a means of quantifying and controlling interest rate risk.

The Bank's one-year gap, a measure of exposure to interest rate risk, was 12.47% at September 30, 1994 compared to 4.27% at June 30, 1994. The Bank's policy is to maintain its balance sheet gaps for annual periods close to a tolerance range of zero. The change in the one year gap between June 30, 1994 and September 30, 1994 is attributable to the increase in current maturities and repricing of loans, investment securities and MBS and a the lengthening of terms for certificates of deposits to terms of 2 years or more.

To improve rate sensitivity and maturity balance of its interest-earning assets and its liabilities, the Bank has over the past few years emphasized originations of loans with adjustable rates or relatively short maturities. Loans with adjustable rates have the beneficial effect of allowing the yield on the Bank's assets to increase during periods of rising interest rates, although such loans have contractual limitations on the frequency and extent of interest rate adjustments. Since fiscal year 1993, the Bank has sold virtually all of its current production of one-to-four unit residential loans, including ARM loans.

At September 30, 1994, loans and MBS with adjustable interest rates represented 67.2% of the Bank's loan and MBS portfolio, compared to 63% at June 30, 1994. The Bank's largely adjustable rate loan and Mortgage-backed securities portfolio is funded principally by short term deposits and borrowings with original maturities of less than three years. Adjustable rate loans comprised 84% of loan originations in the quarter ended September 30, 1994.

Net Interest Income

Net interest income, before provisions for loan losses, was $6.6 million for the three month period ended September 30, 1994 compared to $7.4 million for the same period in 1993. The decrease is primarily attributable to a decrease in earning assets and interest bearing liabilities associated with the sale of four branches in the period ended September 30, 1993.

The during period spread rose in the three month period ended September 30, 1994 to 3.46% compared to 3.38% for the same period in 1993. The increase is due to a higher interest rate economic environment and a decrease in borrowed funds made possible by the recapitalization of the Company in September of 1993. The difference between average interest-earning assets and interest-bearing liabilities ("net average earning balance") improved by $32.5 million for the three month period ended September 30, 1994 compared to the same period in 1993.













Nonperforming Assets

Nonperforming assets consist of real estate acquired in settlement of loans and in-substance foreclosures (collectively, "REO") and nonaccrual loans.

The following table sets forth the amounts of non-performing assets of the bank at the dates indicated:

                                 At           At         At
                             September 30, June 30,  September 30,
                                1994         1994       1993

Nonaccrual loans  (1)           $18,521      $22,125    $13,479
Real estate owned  (2)           33,653       23,557     41,767
In-substance foreclosures,
    net of undisbursed funds          -       15,677      5,647

Total nonperforming assets      $52,174      $61,359    $60,893

Total assets                   $912,043     $903,976   $981,732

Nonperforming assets, net as
    a percentage of total ass      5.72%        6.79%      6.20%


 (1)    Net of specific reserves.
 (2) Net of specific reserves and pro-rata allocated REO general reserves.

Nonaccrual Loans

Nonaccrual loans generally represent loans for which interest accruals have been suspended. At September 30, 1994, nonaccrual loans were $18.5 million, a decrease from the $22.1 million at June 30, 1994.

The Bank's nonaccrual policy provides that interest accruals generally cease once a loan is past due as to interest or principal for a period of 90 days or more. Loans may also be placed on nonaccrual status even though they are less than 90 days past due if management concludes that there is little likelihood that the borrower will be able to comply with the repayment terms of the loan.

The following table summarizes the distribution of the Bank's nonaccrual loans by collateral type (in thousands) (1):


                         September 30, June 30,    September 30,
                            1994         1994         1993

1-4 Unit residential and
 mortgage-backed secuities   $9,096      $8,650        $7,889
Multifamily                     372         689         3,722
Commercial:
  Land                            -           -             -
  Hotel/Motel                 6,205       5,592         1,154
  Retail                          -       2,449             -
  Other                       2,805       3,163           328
       Total commercial       9,010      11,204         1,482
Total real estate loans      18,478      20,543        13,093
Consumer loans (2)               43       1,582           386
Total nonaccrual loans      $18,521     $22,125       $13,479

(1) Balances are net of contra deductions, loans in process and specific valuation allowances.
(2)  Consumer loans include mobile home loans.

Real Estate Owned (REO)

REO consists of real estate acquired in settlement of loans and loans accounted for as in-substance foreclosures. When there is an indication that a borrower will not make all the required payments on a loan; the borrower no longer has equity in the property collaterizing a loan; it appears doubtful that equity will be rebuilt in the foreseeable future; or the borrower has (effectively or actually) abandoned control of the collateral, the property is considered repossessed in-substance (in-substance foreclosure). Real estate acquired in settlement of loans is recorded at the lower of the unpaid balance of the loan at the settlement date or fair value of the collateral, less estimated selling cost. Subsequently, valuation allowances for estimated losses are charged to real estate operations expenses if the carrying value of real estate exceeds estimated fair value. The bank does not accrue interest income on loans classified as in-substance foreclosure and reported as real estate acquired in settlement of loans.

REO decreased to $33.7 at September 30, 1994, from $39.2 million at June 30, 1994 and $47.4 million at September 30, 1994. The decrease from June 30, 1994 is primarily attributable to the disposition of REO properties totaling $8.7 million, partially offset by additional foreclosures of approximately $5.0 million.






The following table summarizes the distribution of the Bank's REO by collateral type:

                       September 30,  June 30,     September 30,
                          1994          1994          1993

1-4 Residential            $1,810        $1,334        $4,745
Multifamily                 1,278         6,889         1,474
Commercial:
     Retail                     -        14,725         2,052
     Land                  10,945        10,333        20,784
     Manufacturing/Ware    14,731             -         1,374
     Office                 3,818         5,137         7,763
     Other                  1,031            82             -
          Total Commerc    30,525        30,277        31,973
Construction:
     Residential                -             -         9,222
     Commercial                 -           681             -
          Total constru         -           681         9,222
Total real estate          33,613        39,181        47,414
Consumer (2)                   40            53             -
Total REO                 $33,653       $39,234       $47,414

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

Restructured loans which are performing in accordance with their new terms and, therefore, are not included in nonaccrual loans, amounted to $107.2 million at September 30, 1994. This is a decrease from $113.7 million at June 30, 1994 and $140.2 million at September 30, 1993.







The following table summarizes the distribution of the Bank's restructured loans by collateral type (1):
                              September 30,  June 30,     September 30,
                                 1994          1994          1993
(In thousands)
Multifamily                      $89,268       $92,057       $89,407
Commercial:
     Retail                        2,059         4,733        28,279
     Land                              -             -         3,325
     Hotel/motel                   2,776         2,783         8,083
     Storage facilities                -             -         3,533
     Office                        5,530         5,541         5,900
     Other                         2,098         2,270         1,700
         Total commercial         12,463        15,327        50,820
Construction:
     Residential                       -         6,292             -
     Multifamily                   5,431             -             -

Total restructured loans        $107,162      $113,676      $140,227

 (1) Balances are net of contra, loans in process and specific valuation allowances.



Troubled, Collateral-dependent Loans

Effective September 30, 1993, the OTS issued Regulatory Bulletin 31, which addresses troubled, collateral-dependent loans. A troubled, collateral-dependent loan is defined as a loan in which proceeds for repayment can be expected to come from the operation and sale of the collateral.

For a troubled collateral-dependent loan where, based on current information and events, it is probable that the lender will be unable to collect all amounts due (both principal and interest), any excess of the recorded investment in the loan over its "value" should be classified as Loss, and the remainder should generally be classified as Substandard.

For a troubled collateral-dependent loan, the "value" is one of the following:
1) the present value of the expected future cash flows, discounted at the loan's effective interest rate, based on original contractual terms ("loan-rate present value"); 2) the loan's observable market price; or 3) the fair value of the collateral. All loans over $500,000 which are not secured by single family residences are reviewed for the possibility that they may be troubled collateral-dependent loans.

At September 30, 1994, troubled, collateral-dependent loans totalled $49.3 million. Of these loans which are considered troubled, collateral-dependent loans, $40.3 million are performing loans and $9.0 million are non-performing loans.

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

The table below presents the Bank's total classified loan portfolio, including classified restructured loans described on page 17, at the dates indicated:


                      September 30, June 30,    September 30,
Substandard              1994         1994         1993

Residential 1-4           $9,096       $8,650       $8,720
Multifamily               89,101      109,289      114,457
Commercial                42,832       33,030       52,075
Construction               5,609        5,817        7,702
Consumer                     603        2,082        1,086
                         147,241      158,868      184,040
Doubtful

Multifamily                    -          261            -
Consumer                       -            -          598
                               -          261          598

     TOTAL              $147,241     $159,129     $184,638

The table below summarizes the Bank's classified loans by performance status at September 30, 1994:

Performance Status                            Classified Loans

Nonaccrual (page 15)                               $18,521
Restructured - performing (classified portion)      88,098
Other classified loans currently performing         40,622
     Total classified loans                       $147,241



Real Estate Held for Investment, Development or Sale

Real estate held for investment, development or sale at September 30, 1994 is comprised of the real estate remaining from the Bank's branches that have been sold, a land lease, and Uni-Cal's wholly owned investments. At September 30, 1994, real estate held for investment, development or sale totaled $1.1 million compared to $.7 million at June 30, 1994. The increase is directly attributable to the purchase of a land lease in conjunction with the foreclosure of a REO property.

Allowance for Loan and Real Estate Losses

It is the Company's policy to provide an allowance for estimated losses on loans and real estate when it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. Loans are generally required to be carried at the lower of amortized cost or net realizable value. Net realizable value is the present value of the future cash flows, including the costs of holding, refurbishment and selling, discounted at the combined cost of debt and equity for the Bank. REO is carried at the lower of cost or fair value, less selling costs. To comply with this policy the Company has established a monitoring system that requires at least an annual review of all loans in excess of $500 thousand, and a quarterly review of all loans considered adversely classified or criticized. The monitoring system requires a review of operating statements, evaluation of the properties' current and past performance, and evaluation of the borrower's ability to repay. When deterioration is anticipated or certain other risk are identified, the completion of a discounted cash flow analysis is also required. Based on the results of the review, a new appraisal may be required.

The provision for estimated losses on loans totalled $3.9 million for the three months ended September 30, 1994 compared to $5.0 million for the three ended September 30, 1993. The provision for estimated losses on real estate for the three month period ended September 30, 1994 totaled $.1 million compared to $3.5 in the year earlier comparable period. The loan loss provisions for the period ending September 30, 1994 were primarily related to two real estate loans collaterized by income properties, which were written down to fair value based on current appraisals.

The following table sets forth the Bank's general and specific valuation allowances for loan and real estate losses at the dates indicated:

                                 At           At           At
                             September 30, June 30,    September 30,
                                1994         1994         1993

Loan general                    $13,101      $14,429      $17,490
Loan specific                    12,867       10,534        4,333
Total loan allowance            $25,968      $24,963      $21,823

Real estate general              $1,891       $2,221       $2,703
Real estate specific             10,166       17,811       23,281
Total real estate allowance     $12,057      $20,032      $25,984

Total valuation allowances      $38,025      $44,995      $47,807











Non-interest Income and Expense

Non-interest income for the quarter ended September 30, 1994 was $1.0 million compared to $5.7 million for the same period in 1993. The decrease reflects non-recurring gains taken in 1993, as part of the Bank's overall strategy at the time to reduce asset size in order to achieve capital compliance. The prior year gains consisted primarily of a gain on the sale of four branches of $1.5 million and the gain on sale of loans and servicing to fund the branch sale of approximately $2.5 million.

General and administrative expenses decreased to $6.8 million for the quarter ended September 30, 1994 from $7.4 million for the same period in 1993. This decrease reflects the Company's successful ongoing cost cutting efforts and the effect of selling four branches in September of 1993. Management continues to search for methods of reducing general and administrative expenses. However, operating expenses continue to be burdened by the cost of resolution of problem assets as well as regulatory procedural compliance.

Income Taxes

At June 30, 1994, the Company had unused net operating losses for federal income tax and California franchise tax purposes of $50 million and $49 million, respectively. On August 5, 1994, the Company incurred an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). Section 382 generally provides that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of the ownership change (the "change date") with net operating loss carryforwards and certain built-in losses existing on the change date will be subject to an annual limitation. In general, the annual limitation equals the product of (i) the fair market value of the corporation's equity on the change date (with certain adjustments) and
(ii) a long term tax exempt bond rate of return published by the Internal Revenue Service.

The Section 382 limitation will not have a material impact on the financial statements of the Company as the Company has not utilized any net operating losses to offset the reversal of taxable temporary differences. Although the
Section 382 limitation will affect the Company's ability to utilize its net operating loss carryovers and certain recognized built-in losses, any income tax benefits attributable to those net operating loss carryovers and recognized built-in losses will not be available until operations of the Company result in additional taxable income. The amount of Section 382 limitation for the Company has not yet been determined.























The following table summarizes the Company's real estate loan portfolio by property type, geographic location and risk concentration at September 30, 1994(1).

                       California Florida   Maine  Arizona All Other   Total
(In thousands)
1-4 unit residential
  and mortgage-backed
  securities            $387,477        -        -  $4,356    $1,761  $393,594
Multifamily              170,971        -        -       -         -   170,971
Commercial:
     Retail               74,776        -   16,276       -         -    91,052
     Land                 10,169    9,088        -       -         3    19,260
     Hotel/motel          19,950    3,850    3,060   2,276     6,256    35,392
     Mobile home parks         -        -        -       -     8,406     8,406
     Storage facilities   30,856        -        -       -         -    30,856
     Office               12,942        -        -       -         -    12,942
     Med/hosp              1,504        -        -       -         -     1,504
      Total commercial   150,197   12,938   19,336   2,276    14,665   199,412

Construction:
     Residential           6,084        -        -       -         -     6,084
     Commercial                -        -        -       -         -         -
     Residential lots          -        -        -       -         -         -
       Total
         construction      6,084        -        -       -         -     6,084

Totals June 30, 1994    $714,729  $12,938  $19,336  $6,632   $16,426  $770,061

% of real estate loans     92.82%    1.68%    2.51%   0.86%     2.13%   100.00%

Totals June 30, 1994    $686,844  $19,365  $10,547  $6,657   $14,937  $738,350

% of real estate loans     93.02%    2.63%    1.43%   0.90%     2.02%   100.00%


(1)      Principal balances before deduction of loan-in-process, deferred income, discounts, premiums and allowance for losses.



























                       UNIONFED FINANCIAL CORPORATION


Part II     Other Information

     Item 1.     None

     Item 2.     None

     Item 3.     None

     Item 4.     None

     Item 5.     None

     Item 6.     Exhibits and Reports on Form 8-K
                        There were no reports on Form 8-K filed for the three month period ended September 30, 1994.






















































Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          UNIONFED FINANCIAL CORPORATION




Date  November 14, 1994                  By  /S/ Ronald M. Griffith

                                         Ronald M. Griffith
                                         Senior Vice President
                                         General Counsel, Secretary



Date  November 14, 1994                  By   /S/ Stephen J. Austin

                                         Stephen J. Austin
                                         Senior Vice President
                                         Chief Financial Officer