Form 10-Q/A
period 1994-09-30
UNIONFED FINANCIAL CORP
filed 1995-01-04
CIK 802223

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-Q/A

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                 (714) 255-8100
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

     The registrant had 27,201,993 common shares, par value $.01, outstanding at November 14, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNIONFED FINANCIAL CORPORATION


Date  January 4, 1995                  By  /s/ RONALD M. GRIFFITH
                                          --------------------------------
                                               Ronald M. Griffith
                                               Senior Vice President
                                               General Counsel, Secretary



Date  January 4, 1995                  By  /s/ STEPHEN J. AUSTIN
                                          --------------------------------
                                               Stephen J. Austin
                                               Senior Vice President
                                               Chief Financial Officer

                                 Exhibit Index

Exhibit No.
- -----------
    27           Financial Data Schedule for Article 9