Form 10-Q
period 1994-12-31
UNIONFED FINANCIAL CORP
filed 1995-02-14
CIK 802223

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For Quarter Ended December 31, 1994
                                       OR
                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                   Yes         X       No
                                             -----            -----

As of February 14, 1995, 27,201,993 shares of the Registrant's $.01 par value common stock were outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         UNIONFED FINANCIAL CORPORATION

                                      INDEX


                                                                            PAGE

PART I.  Financial Information

         Item 1.   Financial Statements

                   Consolidated Statements of Financial Condition              3
                   (unaudited) as of December 31, 1994 and
                   June 30 1994

                   Consolidated Statements of Operations (unaudited)           4
                   for the three month and six month periods ended
                   December 31,1994 and 1993

                   Consolidated Statements of Cash Flows (unaudited)           5
                   for the three month and six month periods ended
                   December 31,1994 and 1993

                   Notes to Consolidated Financial Statements                  7
                   (unaudited)

         Item 2.   Management's Discussion and Analysis of                     8
                   Financial Condition and Results of Operations

PART II. Other Information (omitted items are inapplicable)                   25

         Item 4.   Submission of Matters to a Vote of Stockholders

SIGNATURES                                                                    26

                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                         December 31,  June 30,
                                                             1994        1994
                                                         ------------  --------
ASSETS

Cash and cash equivalents                                    $29,504    $38,091
Investment securities, net                                    55,684     62,119
Mortgage-backed securities, net                              181,841    157,783
Loans held for sale (estimated market value of $45,526
   at 12/94 and $45,320 at 06/94)                             45,526     45,320
Loans receivable, net of allowance for losses of $25,256
   at 12/94 and $24,963 at 06/94                             504,278    521,635
Interest receivable                                            6,357      6,524
Real estate, net                                              32,522     39,947
Investment in Federal Home Loan Bank stock, at cost            5,566      5,419
Premises and equipment, net                                   17,085     18,051
Other assets                                                   6,571      9,087
                                                          ----------  --------
                                                            $884,934   $903,976
                                                          ----------  --------
                                                          ----------  --------


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Savings deposits                                            $845,044   $847,957
FHLB advances and other borrowings                             6,710     15,464
Accounts payable and accrued liabilities                       2,756      3,180
Deferred income taxes                                          2,691      2,690
                                                           ---------    -------

     Total liabilities                                       857,201    869,291

Commitments and contingencies                                     --         --

Stockholders' equity
  Preferred stock-par value $.01 per share; authorized,
    1,000,000 shares, issued and outstanding, none                --         --
  Common stock-par value $.01 per share; authorized
    60,000,000 shares, issued and outstanding,
    27,201,993 shares (1994)                                     272        272
  Additional paid-in capital                                 107,943    107,943
  Accumulated deficit                                        (80,482)   (73,530)
                                                           ---------   --------
    Total stockholder's equity                                27,733     34,685
                                                           ---------   --------
                                                            $884,934   $903,976
                                                           ---------  ---------
                                                           ---------  ---------

                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  Three Months Ended             Six Months Ended
                                                     December 31,                  December 31,
                                                   1994           1993           1994           1993
                                               --------       --------       --------       --------
Interest on loans                               $10,772        $13,665        $21,480        $29,415
Interest on mortgage-backed securities            3,118          1,786          6,018          3,209
Interest and dividends on investments             1,179          1,056          2,521          2,428
                                               --------       --------       --------       --------

       Total interest income                     15,069         16,507         30,019         35,052
                                               --------       --------       --------       --------

Interest on savings deposits                      8,602          8,082         16,653         17,494
Interest on borrowings                              343          1,211            636          2,936
                                               --------       --------       --------       --------
       Total interest expense                     8,945          9,293         17,289         20,430
                                               --------       --------       --------       --------

  Net interest income before provision
    for estimated loan losses                     6,124          7,214         12,730         14,622
Provision for estimated loan losses               2,420          4,825          6,279          9,864
                                               --------       --------       --------       --------

  Net interest income after provision
    for estimated loan losses                     3,704          2,389          6,451          4,758
                                               --------       --------       --------       --------

Non-interest income:
  Gain on sales of loans and loan servicing         664            353            799          2,107
  Gain/(loss) on sales of mortgage-backed
     securities and investment securities           (32)           453            (24)         1,329
  Loan servicing fees, net                          252            223            491            696
  Loan fees                                          68            280            174            484
  Gain on sale of branches                           --             --             --          1,496
  Other, net                                        440            401            984          1,285
                                               --------       --------       --------       --------
       Total non-interest income                  1,392          1,710          2,424          7,397
                                               --------       --------       --------       --------

Non-interest expense:
  Compensation and related expenses               2,431          3,065          5,289          6,015
  Premises and occupancy                          1,086          1,000          2,197          2,132
  SAIF insurance premium                            627            805          1,254          1,609
  Other general and administrative                2,133          2,346          4,332          4,883
                                               --------       --------       --------       --------
       Total general and administrative expense   6,277          7,216         13,072         14,639
  Real estate operations, net                     1,878          3,956          2,316          8,505
  Core deposit intangible amortization              213            165            435            336
                                               --------       --------       --------       --------

       Total non-interest expense                 8,368         11,337         15,823         23,480
                                               --------       --------       --------       --------

       Loss before income taxes                  (3,272)        (7,238)        (6,948)       (11,325)
Income tax expense (benefit)                          4              1              4              1
                                               --------       --------       --------       --------

 NET LOSS                                       ($3,276)       ($7,239)        (6,952)      ($11,326)
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Net loss per common share                        ($0.12)        ($0.28)        ($0.26)        ($0.79)
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                             Six Months Ended
                                                                               December 31,
                                                                            1994           1993
                                                                        --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 ($6,952)      ($11,326)
Adjustments to reconcile net loss to cash provided by
    operating activities:
         Net decrease in loan fees and discounts                            (343)          (725)
         Depreciation and amortization                                     1,266          1,151
         Provisions for loan and real estate losses                        7,268         16,858
         (Gain)/loss on sale of investment securities and
            mortgage-backed securities, net                                   24         (1,329)
         (Gain)/loss on sales of loans and loan servicing                   (799)        (2,107)
         (Gain)/Loss on sale of real estate                                 (157)           802
         Gain on sales of branches                                            --         (1,496)
         Federal Home Loan Bank stock dividends                             (147)          (141)
         Loans originated and purchased, held for sale                   (80,632)      (142,589)
         Proceeds from sales of loans, held for sale                      55,426         82,053
         Proceeds from sale of loan servicing                                794          4,216
Decrease in interest and dividends receivable                                167          1,063
Decrease/(increase) in prepaid expenses and other assets                   2,071          4,267
Increase/(decrease) in interest payable                                     (181)          (417)
Increase/(decrease) in accounts payable and accrued liabilities             (243)        (6,197)
Increase/(decrease) in deferred income taxes                                   1             (6)
                                                                       ---------      ---------
               Net cash used in operating activities                     (22,437)       (55,923)
                                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                          3,187          1,422
Proceeds from sale of investment securities held for investment            3,247         12,009
Principal reductions on mortgage-backed securities                         6,471         11,093
Principal reductions on loans                                             35,028         65,892
Purchases of mortgage-backed securities                                  (30,519)       (53,026)
Purchases of mortgage-backed securities, available for sale               (7,000)            --
Proceeds from sale of mortgage-backed securities,
     available for sale                                                   16,488             --
Proceeds from sales of mortgage-backed securities,
     held for sale                                                            --         40,972
Loans originated, held for investment                                    (14,629)       (11,097)
Net change in undisbursed loan funds                                        (166)        (1,567)
Acquisitions of real estate                                                 (605)        (2,778)
Proceeds from disposition of real estate                                  14,015         25,202
Branch (sales)                                                                --           (122)
Other, net                                                                    --            689
                                                                       ---------      ---------
        Net cash (used in) provided by investing activities               25,517         88,689
                                                                       ---------      ---------

                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                        Six Months Ended
                                                                          December 31,
                                                                       1994           1993
                                                                  ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits                                 $(2,913)      ($18,059)
Proceeds from short-term borrowings                                      --         14,525
Repayment of short-term borrowings                                     (754)            --
Repayment of long-term borrowings                                        --           (976)
Additional FHLB advances                                                 --        420,000
Repayments of  FHLB advances                                         (8,000)      (495,000)
Proceeds from issuance of common stock                                   --         44,100
                                                                  ---------      ---------
           Net cash provided by (used in) financing activities      (11,667)       (35,410)
                                                                  ---------      ---------

Net (decrease) increase in cash and cash equivalents                 (8,587)        (2,644)
Cash and cash equivalents at beginning of period                     38,091         35,798
                                                                  ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $29,504      $  33,154
                                                                  ---------      ---------
                                                                  ---------      ---------

SALE OF BRANCHES:
      Loans and mortgage-backed securities                          $    --      $ 163,719
      Premises and equipment                                             --          1,471
      Excess of cost over net assets acquired                            --             38
      Other assets                                                       --            (36)
      Deposits                                                           --       (166,218)
      Other liabilities                                                  --           (592)
      Gain on sale                                                       --          1,496
                                                                  ---------      ---------

           Net cash used by sale of branches, net                   $    --          ($122)
                                                                  ---------      ---------
                                                                  ---------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
      Interest (net of amount capitalized)                          $17,515      $  21,079
      Delaware franchise tax                                             --             40

Non-cash Investing and Financing activities:
      Additions to real estate acquired in settlement of loans        6,816          8,313
      Loans exchanged for mortgage-backed securities                  9,522         96,932
      Loans to facilitate the sale of real estate                     1,061          8,196

UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1- In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial condition as of December 31, 1994 and June 30, 1994, the results of operations for the three month and six month periods ended December 31, 1994 and 1993, and the cash flows for the six month periods ended December 31, 1994 and 1993. The results of operations for the three month and six month periods ended December 31, 1994, are not necessarily indicative of operations to be expected for the entire year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNIONFED Financial Corporation, (the "Company") parent of Union Federal Bank, a federal savings bank (the "Bank") reported a net loss of $3.3 million or $0.12 per share for the second quarter ended December 31, 1994. This compares to a loss of $7.2 million or $.28 per share in the corresponding quarter during fiscal year 1994. For the six months period ended December 31, 1994 the Company reported a loss of $7.0 million, compared to a loss of $11.3 million for the equivalent six month period in 1993.

As a result of operating losses, the Bank since June 30, 1994 has not met two of three regulatory capital requirements. The leverage (core) capital ratio of the Bank at December 31, 1994 was 3.12%, which was less than the 4% ratio required of federally chartered thrift institutions. However, the Bank's tier-one risk based capital ratio of 4.88% at December 31, 1994 exceeded the 4% minimum requirement. The total risk based capital ratio of the Bank at December 31, 1994 was 6.14%, which was below the minimum 8% required. As a result, the Bank is deemed "undercapitalized" under the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 and implementing regulations of the Office of Thrift Supervision (the OTS) and is subject to certain operating restrictions. If additional losses cause the Bank's leverage
(core) ratio or tier-one risk based capital to become less than 3%, or its risk-based capital to be less than 6%, the Bank would become "significantly undercapitalized" under OTS rules and subject to additional operating restrictions. See "FDICIA Prompt Corrective Action Requirements," below.

The Bank currently is operating under a Capital Restoration Plan and Capital Directive approved by the OTS in late November, 1994, which require the Bank to become an "adequately capitalized" institution by March 31, 1995. At December 31, 1994, the Bank's capital was $10.5 million below its required level. The Capital Restoration Plan contemplates additional losses during the third quarter of fiscal 1995, principally due to additional potential loan losses and losses from real estate operations.

Pursuant to the Capital Restoration Plan, the Bank is working with its financial advisor, Friedman, Billings, Ramsey & Co., Inc. to explore all capital restoration alternatives for the Bank, including a sale or merger of the Bank or a recapitalization transaction. The Bank currently is soliciting indications of interest from potential acquirers of the entire Bank or the operations of the Bank excluding some or all of three pools of classified assets having unpaid principal balances of $207 million, which would need to be separately resolved by the Company.

The Bank will seek to extend the March 31, 1995 date in the Capital Directive to permit additional time to complete a sale, merger or recapitalization transaction. There can be no assurance that the OTS will grant such an extension. The Company believes that an extension of the Capital Directive beyond June 30, 1995 is unlikely since the Resolution Trust Corporation ("RTC") authority to resolve thrift failures ceases on that date and shifts to the Federal Deposit Insurance Corporation.

There can be no assurance that the Bank will be able to comply with the Capital Restoration Plan or Capital Directive as may be extended from time to time. A failure to comply with the Capital Directive could result in the imposition of additional operating restrictions or other regulatory actions by the OTS, including the appointment of a conservator or receiver for the Bank. The appointment of a conservator or receiver for the Bank effectively would eliminate the interests of the Company's stockholders since the Bank is the Company's only significant asset.


FINANCIAL HIGHLIGHTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE)


For the three months ended December 31,                      1994           1993
                                                        ---------      ---------
Net interest income                                      $  6,124       $  7,214
Provision for losses on loans                               2,420          4,825
Non-interest income                                         1,392          1,710
Non-interest expense                                        8,368         11,337
Loss before income taxes                                   (3,272)        (7,238)
Income tax expense (benefit)                                    4              1
Net Loss                                                   (3,276)        (7,239)
Loss per share                                              (0.12)         (0.28)
Loans originated and purchased                             45,783         79,882
Mortgage-backed securities purchased                        5,000         53,026
Loans sold                                                 29,756         25,271
Mortgage-backed securities sold                             9,787         41,096
Interest rate spread during period                           3.16%          3.42%


For the six months ended December 31,                        1994           1993
                                                         --------       --------
Net interest income                                      $ 12,730       $ 14,622
Provision for losses on loans                               6,279          9,864
Non-interest income                                         2,424          7,397
Non-interest expense                                       15,823         23,480
Loss before income taxes                                   (6,948)       (11,325)
Income tax expense (benefit)                                    4              1
Net Loss                                                   (6,952)       (11,326)
Loss per share                                              (0.26)         (0.79)
Loans originated and purchased                             95,261        153,686
Mortgage-backed securities purchased                       37,519         53,026
Loans sold                                                 55,275        167,510
Mortgage-backed securities sold                            16,512        117,161
Interest rate spread during period                           3.26%          3.38%

OTHER INFORMATION                                        12/31/94        6/30/94
                                                         --------        -------
Total Assets                                             $884,934       $903,976
Loan and mortgage-backed security portfolio               731,645        724,738
Deposits                                                  845,044        847,957
Loans serviced for others                                  42,272        164,994
Stockholders' equity                                       27,733         34,685
Nonperforming assets, net                                  50,020         61,359
Nonperforming assets, net  to total assets                   5.65%          6.79%
Nonperforming assets and  restructured loans, net         145,623        175,035
Nonperforming assets and restructured  loans, net
  to total assets                                           16.46%         19.36%
Classified assets to total assets                           18.60%         22.24%
End of period interest spread                                2.85%          3.50%

FINANCIAL CONDITION

The Company's consolidated assets totaled $885 million at December 31, 1994 compared to $904 million at June 30, 1994. Stockholders' equity totaled $27.7 million at December 31, 1994, a reduction of $7.0 million from $34.7 at June 30, 1994. The decrease in stockholders' equity is directly attributable to the net loss for the six month period ended December 31, 1994.

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

Proceeds from the sale of loans and MBS available for sale, proceeds from the disposition of real estate and principal repayments on loans and MBS provided the principal sources of funds for the six month period ended December 31, 1994. The sale of loans and MBS available for sale provided $71.9 million in funds. Real estate sales, and principal repayments on loans and MBS provided $14.0 million and $41.5 million respectively.

The principal measure of liquidity in the savings and loan industry is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The minimum set by federal regulators is 5%. At December 31, 1994 the Bank's ratio was 7.76% compared to 8.15% at September 30, 1994 and 11.47% at June 30, 1994. The quarterly decrease in liquidity is due to loan originations in excess of loan sales during the quarter and the application of principal repayments of qualifying securities to the reduction of short term borrowings.

The primary source of cash for the Company is dividends from the Bank. As long as the Bank remains "undercapitalized" for regulatory purposes, the OTS cannot approve any capital distributions (including dividends) except in connection with a capital-raising transaction by the Bank.

REGULATORY CAPITAL COMPLIANCE

FDICIA established three capital standards for savings institutions: a "leverage
(core) limit," a "tier 1 risk-based limit" and a "total risk-based capital requirement. Certain assets or portions thereof are required to be deducted immediately from capital, while the inclusion of others in capital under one or all of the capital standards is subject to various transitional rules or other limitations. As of December 31, 1994 the Bank did not meet two of the components of the regulatory capital requirements.

The following is a reconciliation of the Bank's stockholders' equity to federal regulatory capital, and a comparison of such regulatory capital to the industry minimum requirements of the OTS, as of December 31, 1994:

                                      Leverage                 Tier 1                     Total
                                       (Core)         %      Risk Based        %       Risk Based       %
                                      --------               ----------                ----------
                                                       (DOLLARS IN THOUSANDS)
GAAP Equity                           $27,625                  $27,625                  $27,625
Non-allowable assets:
   Investment in Uni-Cal Financial        (26)                     (26)                     (26)
Additional capital items:
   General loan loss reserves              --                       --                    7,142

                                      -------     -----        -------     -----       --------     -----
Bank Regulatory Capital                27,599      3.12         27,599      4.88         34,741      6.14
Minimum capital requirement            35,396      4.00         22,615      4.00         45,230      8.00
                                      -------     -----        -------     -----       --------     -----
Capital excess (deficiency)           ($7,797)    (0.88)       $ 4,984      0.88       ($10,489)    (1.86)
                                      -------     -----        -------     -----       --------     -----
                                      -------     -----        -------     -----       --------     -----


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

Under the OTS regulations implementing FDICIA, an institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk - weighted assets (the "Tier 1 risk-based capital ratio") is at least 6.0%, its leverage (core) capital ratio is at least 5.O%, and it is not subject to any order or directive by OTS to meet a specific capital level. An institution will be "adequately capitalized" if its risk-based capital ratio is at least 8.0%, its tier 1 risk-based capital ratio is at least 4.0%, and its leverage (core) capital ratio is at least 4.0% (3.0% if the institution receives the highest rating on the CAMEL financial institutions rating system). An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as "undercapitalized." Additionally, an institution will be treated as "significantly undercapitalized" if the above capital ratios are less than 6.0%, 3.0%, or 3.0% respectively. An institution will be treated as "critically undercapitalized" if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to total assets is equal to or less than 2.0%. At December 31, 1994, the Bank's ratio of tangible equity to total assets was 2.89%.

As a result of the Bank's Thrift Financial Report for the quarter ended June 30, 1994, which was filed with the OTS on August 1, 1994, as well as subsequent losses, and which reported the Bank's leverage (core) capital ratio at 3.80% and its risk-based capital ratio at 6.99%, the Bank is considered to be "undercapitalized," and is subject to the sanctions applicable to undercapitalized institutions (described below).


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

RESTRICTIONS ON SIGNIFICANTLY AND CRITICALLY UNDERCAPITALIZED INSTITUTIONS. In addition to the above mandatory restrictions which apply to all undercapitalized savings institutions, institutions that are significantly undercapitalized may not without the OTS's prior approval (a) pay a bonus to any senior executive, or
(b) increase any senior executive officer's compensation over the average rate of compensation (excluding bonuses, options and profit-sharing) during the 12 months preceding the month in which the institution became undercapitalized. The same restriction applies to undercapitalized institutions that fail to submit or implement an acceptable capital restoration plan.

If a savings institution is critically undercapitalized, the institution is also prohibited from making payments of principal or interest on subordinated debt beginning sixty days after the institution becomes critically undercapitalized, unless the FDIC permits such payments or the subordinated debt was outstanding on July 15, 1991 and has not subsequently been extended or renegotiated. In addition, the institution cannot without the prior FDIC approval (a) enter into any material transaction outside the ordinary course of business, (b) extend credit for any highly leveraged transaction, (c) amend its charter or bylaws,
(d) make any material change in accounting methods, (e) make any loan to an affiliate, purchase the assets of an affiliate, or issue a guarantee or letter of credit for the benefit of an affiliate, (f) pay excessive compensation or bonuses, or (g) pay interest on its liabilities (including deposits) at a rate that would increase the institution's average cost of funds to a rate significantly exceeding prevailing rates of interest.

Critically undercapitalized savings institutions must be placed in receivership or conservatorship within 90 days of becoming critically undercapitalized unless the OTS, with the concurrence of the FDIC, determines that some other action would better resolve the problems of the institution at the least possible long term loss to the insurance fund, and documents the reasons for its determination. A determination by the OTS not to place a critically undercapitalized institution in conservatorship or receivership must be reviewed every 90 days and the OTS must either make a new determination or appoint a conservator or receiver. If the institution remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the OTS must appoint a receiver unless (a) the OTS determines, with the concurrence of the FDIC, that the institution (i) has positive net worth, (ii) has been in substantial compliance with an approved capital restoration plan requiring consistent improvement in the institution's capital, (iii) the institution is profitable or has an upward trend in earnings which the OTS determines is sustainable, and (iv) the institution is reducing its ratio of nonperforming loans to total loans, and (b) the Director of the OTS and the Chairperson of the FDIC both certify that the institution is viable and not expected to fail.


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

ASSET / LIABILITY MANAGEMENT

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

The Bank's one-year gap, a measure of exposure to interest rate risk, was 16.97% at December 31, 1994 compared to 12.47% at September 30, 1994 and 6.52% at June 30, 1994. The Bank's policy is to maintain its balance sheet gaps for annual periods close to a tolerance range of zero. The change in the one year gap between June 30, 1994 and December 31, 1994 is primarily attributable to the increase in the proportionate share of deposits represented by certificates of deposits with terms of 2 years or more and the repayment of short term borrowings (FHLB Advances and reverse repos).

To improve rate sensitivity and maturity balance of its interest-earning assets and its liabilities, the Bank has over the past few years emphasized originations of loans with adjustable rates or relatively short maturities. Loans with adjustable rates have the beneficial effect of allowing the yield on the Bank's assets to increase during periods of rising interest rates, although such loans have contractual limitations on the frequency and extent of interest rate adjustments. In recent years, the Bank has sold the majority of its production of one-to-four unit residential loans, including ARM loans, in the course of reducing assets to improve its regulatory capital ratios.

At December 31, 1994, loans and MBS with adjustable interest rates represented 73% of the Bank's loan and MBS portfolio, compared to 67% at September 30, 1994 and 63% at June 30, 1994. The Bank's largely adjustable rate loan and Mortgage-backed securities portfolio is funded principally by short term deposits and borrowings with original maturities of less than three years. Adjustable rate loans comprised 88% of loan originations for the six month period ended December 31, 1994.

NET INTEREST INCOME

Net interest income, before provisions for loan losses, was $6.1 million for the three month period ended December 31, 1994 compared to $7.2 million for the same period in 1993. For the six month period ended December 31, 1994, net interest income decreased to $12.7 million from $14.6 million in the comparable period of 1993. The decrease is primarily attributable to the strategic reduction in earning assets and interest bearing liabilities to reduce regulatory capital requirements, and the compression of the Bank's net interest spread due to a rapid increase in rates paid on deposits in the highly competitive California marketplace.

The during-period spread decreased in the three month period ended December 31,1994 to 3.16% compared to 3.46% at September 30, 1994 and 3.42% at December 31, 1993. The decrease is primarily attributable to the increased rates paid on time deposits as a result of increases in prevailing interest rates and the lag in timing of increases in adjustable-rate loan yields.

NONPERFORMING ASSETS

Nonperforming assets consist of real estate acquired in settlement of loans and in-substance foreclosures (collectively, "REO") and nonaccrual loans.

The following table sets forth the amounts of non-performing assets of the Bank at the dates indicated:

                                    December 31,    June 30,      December 31,
                                        1994          1994            1993
                                        ----          ----            ----
                                             (DOLLARS IN THOUSANDS)
Nonaccrual loans (1)                 $ 18,035       $ 22,125       $ 15,067
Real estate owned (2)                  31,985         23,557         28,485
In-substance foreclosures,
    net of undisbursed funds (2)           --         15,677          4,543
                                    ----------     ---------      ---------

Total nonperforming assets            $50,020        $61,359        $48,095
                                    ---------      ---------      ---------
                                    ---------      ---------      ---------

Total assets                         $884,934       $903,976       $942,184

Nonperforming assets, net as
    a percentage of total assets         5.65%          6.79%          5.10%

(1)    Net of specific reserves.
(2)    Net of specific reserves and pro-rata allocated REO general reserves.

NONACCRUAL LOANS

Nonaccrual loans generally represent loans for which interest accruals have been suspended. At December 31, 1994, nonaccrual loans were $18.0 million, a decrease from the $22.1 million at June 30, 1994.

The Bank's nonaccrual policy provides that interest accruals generally cease once a loan is past due as to interest or principal for a period of 90 days or more. Loans may also be placed on nonaccrual status even though they are less than 90 days past due if management concludes that there is little likelihood that the borrower will be able to comply with the repayment terms of the loan.

The following table summarizes the distribution of the Bank's nonaccrual loans by collateral type(1):


                                    December 31,    June 30,      December 31,
                                        1994          1994            1993
                                    ------------    --------      ------------
                                             (DOLLARS IN THOUSANDS)
1-4 Unit residential and
    mortgage-backed securities         $8,388         $8,650         $7,545
Multifamily                               434            689          5,580
Commercial:
    Hotel/Motel                         6,205          5,592          1,155
    Retail                                 --          2,449             --
    Other                               3,008          3,163            328
                                   ----------      ---------      ---------
       Total commercial                 9,213         11,204          1,483
                                   ----------      ---------      ---------

Total real estate loans                18,035         20,543         14,608

Consumer loans (2)                         --          1,582            459
                                   ----------      ---------      ---------

Total nonaccrual loans                $18,035        $22,125        $15,067
                                   ----------      ---------      ---------
                                   ----------      ---------      ---------

(1) Balances are net of contra deductions, loans in process and specific valuation allowances.
(2)  Consumer loans include mobile home loans.

REAL ESTATE OWNED (REO)

REO consists of real estate acquired in settlement of loans and loans accounted for as in-substance foreclosures. When there is an indication that a borrower will not make all the required payments on a loan; the borrower no longer has equity in the property collaterizing a loan; it appears doubtful that equity will be rebuilt in the foreseeable future; or the borrower has (effectively or actually) abandoned control of the collateral, the property is considered repossessed in-substance (in-substance foreclosure). Real estate acquired in settlement of loans is recorded at the fair value of the collateral, less estimated selling cost. Subsequently, valuation allowances for estimated losses are charged to real estate operations expenses if the carrying value of real estate exceeds estimated fair value. The bank does not accrue interest income on loans classified as in-substance foreclosure and reported as real estate acquired in settlement of loans.

REO decreased to $32.0 at December 31, 1994, from $39.2 million at June 30, 1994 and $33.0 million at December 31, 1993. The decrease from June 30, 1994 is primarily attributable to the disposition of REO properties totaling approximately $14.0 million, partially offset by additional foreclosures of approximately $6.8 million.

The following table summarizes the distribution of the Bank's REO by collateral type(1):

                                       December 31,      June 30,   December 31,
                                               1994          1994           1993
                                       ------------      ---------  ------------
                                                  (DOLLARS IN THOUSANDS)
1-4 Residential                            $ 2,131        $ 1,334       $ 3,945
Multifamily                                     --          6,889         2,304
Commercial:
     Retail                                 14,624         14,725           564
     Land                                   10,636         10,333        18,497
     Office                                  3,520          5,137         6,897
     Other                                   1,034             82            --
                                           -------        -------       -------
          Total commercial                  29,814         30,277        25,958
Construction:
     Commercial                                 --            681           693
                                           -------        -------       -------
          Total construction                    --            681           693
                                           -------        -------       -------
Total real estate                           31,945         39,181        32,900
Consumer (2)                                    40             53           128
                                           -------        -------       -------
Total REO                                  $31,985        $39,234       $33,028
                                           -------        -------       -------
                                           -------        -------       -------

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

Restructured loans which are performing in accordance with their new terms and, therefore, are not included in nonaccrual loans, amounted to $95.6 million at December 31, 1994. This is a decrease from $113.7 million at June 30, 1994 and $132.9 million at December 31, 1993. The decrease from June 30, 1994, is primarily attributable to the discounted payoff of one major loan.

The following table summarizes the distribution of the Bank's restructured loans by collateral type(1):

                       December 31,       June 30,   December 31,
                               1994           1994           1993
                       ------------       --------   ------------
                                   (DOLLARS IN THOUSANDS)
Multifamily                 $77,966        $92,057        $89,443
Commercial:
   Retail                     2,059          4,733         21,045
   Hotel/motel                2,770          2,783          7,966
   Office                     5,518          5,541          5,564
   Other                      1,987          2,270          8,961
                           --------       --------       --------
      Total commercial       12,334         15,327         43,536
Construction:
   Residential                5,303          6,292             --
                           --------       --------       --------

Total restructured loans    $95,603       $113,676       $132,979
                           --------       --------       --------
                           --------       --------       --------

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

For a troubled collateral-dependent loan, the "value" is one of the following:
1) the present value of the expected future cash flows, discounted at the loan's effective interest rate, based on original contractual terms ("loan-rate present value"); 2) the loan's observable market price; or 3) the fair value of the collateral. All loans over $500,000 which are not secured by single family residences are reviewed for the possibility that they may be troubled collateral-dependent loans. In December, 1994, the OTS issued Regulatory Bulletin No. 32 which is effective from March 31, 1995 and requires the "value" of impaired troubled collateral-dependent loans to be based on the fair value of the underlying collateral.

At December 31, 1994, troubled, collateral-dependent loans totalled $48.9 million. Of these loans which are considered troubled, collateral-dependent loans, $39.9 million are performing loans and $9.0 million are non-performing loans.


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

The table below presents the Bank's total classified loan portfolio, including classified restructured loans described on page 19, at the dates indicated:


                                    December 31,    June 30,     December 31,
                                            1994        1994             1993
                                    ------------    ---------    -------------
                                            (DOLLARS IN THOUSANDS)
SUBSTANDARD

Residential 1-4                        $8,388         $8,650         $8,334
Multifamily                            76,771        109,289        123,985
Commercial                             39,759         33,030         53,709
Construction                            5,303          5,817          6,656
Consumer                                  538          2,082          2,541
                                     --------       --------       --------
                                      130,759        158,868        195,225

DOUBTFUL

Multifamily                                --            261             --
Consumer                                   --             --            701
                                     --------       --------       --------
                                           --            261            701
                                     --------       --------       --------
     TOTAL                           $130,759       $159,129       $195,926
                                     --------       --------       --------
                                     --------       --------       --------

The table below summarizes the Bank's classified loans by performance status at December 31, 1994:


PERFORMANCE STATUS                                           CLASSIFIED LOANS
- ------------------------------------------------          ---------------------
                                                          (DOLLARS IN THOUSANDS)
Nonaccrual (page 17)                                                $18,035
Restructured - performing (classified portion)                       76,606
Other classified loans currently performing                          36,118
                                                                 ----------
     Total classified loans                                        $130,759
                                                                 ----------
                                                                 ----------

In addition to classified assets, the Bank monitors Special Mention assets which have been identified to include potential weaknesses that deserve management's close attention. According to OTS guidelines, Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. At December 31, 1994, $120 million of assets were categorized as Special Mention.

REAL ESTATE HELD FOR INVESTMENT, DEVELOPMENT OR SALE

Real estate held for investment, development or sale at December 31, 1994 is comprised of the real estate from the Bank's branches that have been sold and Uni-Cal's wholly owned investments. At December 31, 1994, real estate held for investment, development or sale totaled $0.5 million compared to $0.7 million at June 30, 1994.

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

The provision for estimated losses on loans totalled $2.4 million for the three month period ended December 31, 1994 compared to $4.8 million for the three month period ended September 30, 1993. The provision for the six month period ended December 31, 1994 was $6.3 million compared to $9.9 million for the comparable period in 1993. The provision for loan losses of $2.4 million in the current quarter includes $1.5 million incurred to resolve three commercial real estate loans which reduced the loan portfolio principal balance by $19.5 million. The provision for estimated losses on real estate for the three months ended December 31, 1994 was $.9 million. The provision for estimated losses on real estate included a $0.7 million reserve related to the Bank's largest remaining foreclosed commercial property.

The following table sets forth the Bank's general and specific valuation allowances for loan and real estate losses at the dates indicated:

                                   December 31,        June 30,    December 31,
                                           1994            1994            1993
                                     ----------     -----------      ----------
                                               (DOLLARS IN THOUSANDS)
Loan general                            $13,100         $14,429         $18,516
Loan specific                            12,156          10,534           9,226
                                     ----------     -----------      ----------
Total loan allowance                    $25,256         $24,963         $27,742
                                     ----------     -----------      ----------
                                     ----------     -----------      ----------

Real estate general                      $1,751          $2,221          $1,653
Real estate specific                     10,472          17,811          21,434
                                     ----------     -----------      ----------
Total real estate allowance             $12,223         $20,032         $23,087
                                     ----------     -----------      ----------
                                     ----------     -----------      ----------

Total valuation allowances              $37,479         $44,995         $50,829
                                     ----------     -----------      ----------
                                     ----------     -----------      ----------

NON-INTEREST INCOME AND EXPENSE

Non-interest income for the quarter ended December 31, 1994 was $1.4 million compared to $1.7 million for the same period in 1993. For the six month period ended December 31, 1994 non-interest income decreased to $2.4 million from $7.4 million for the comparable period in 1993. The quarterly decrease is attributable to a decrease in sales of loans and loan servicing by the Bank's Mortgage Banking Division. The change from the six months ended December 31, 1993 is related to the prior year gain on the sale of four branches of $1.5 million, and the higher levels of sales of loans and loan servicing in 1993.

General and administrative expenses decreased to $6.3 million for the quarter ended December 31, 1994 from $7.2 million for the same period in 1993. The fiscal year-to-date change reflects a decrease in general and administrative expenses of $1.6 million. This decrease reflects the Company's successful ongoing cost cutting efforts and the effect of selling four branches in September of 1993. Management continues to search for methods of reducing general and administrative expenses. However, operating expenses continue to be burdened by the cost of resolution of problem assets as well as regulatory procedural compliance.

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

The following table summarizes the Company's real estate loan portfolio and mortgage-backed securities by property type, geographic location and risk concentration at December 31, 1994 (1).

(IN THOUSANDS)                     CALIFORNIA     FLORIDA        MAINE          ARIZONA        ALL OTHER           TOTAL
                                   ----------     ----------     ----------     ----------     ----------     ----------
1-4 unit residential and
   mortgage-backed  securities       $379,930                             -         $4,246         $8,078       $392,254
Multifamily                           158,031              -              -              -              -        158,031
Commercial:
     Retail                            69,670              -         16,245              -              -         85,915
     Land                              10,168          6,065              -              -              -         16,233
     Hotel/motel                       19,914          3,836          3,060          2,388          6,233         35,431
     Mobile home parks                      -              -              -              -          8,374          8,374
     Storage facilities                30,755              -              -              -              -         30,755
     Office                            12,879              -              -              -              -         12,879
     Med/hosp                           1,499              -              -              -              -          1,499
                                   ----------     ----------     ----------     ----------     ----------     ----------
          Total commercial            144,885          9,901         19,305          2,388         14,607        191,086

Construction:
     Residential                        5,777              -              -              -              -          5,777
                                   ----------     ----------     ----------     ----------     ----------     ----------
          Total construction            5,777              -              -              -              -          5,777
                                   ----------     ----------     ----------     ----------     ----------     ----------

Totals December 31, 1994             $688,623         $9,901        $19,305         $6,634        $22,685       $747,148
                                   ----------     ----------     ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------     ----------     ----------

% of real estate loans                 92.17%          1.32%          2.58%          0.89%          3.04%        100.00%
                                   ----------     ----------     ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------     ----------     ----------

Totals June 30, 1994                 $686,844        $19,365        $10,547         $6,657        $14,937       $738,350
                                   ----------     ----------     ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------     ----------     ----------

% of real estate loans                 93.02%          2.63%          1.43%          0.90%          2.02%        100.00%
                                   ----------     ----------     ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------     ----------     ----------

(1) Principal balances before deduction of loan-in-process, deferred income, discounts, premiums and allowance for losses.

                         UNIONFED FINANCIAL CORPORATION





PART II   OTHER INFORMATION


     Item 1.   None

     Item 2.   None

     Item 3.   None

     Item 4.   Submission of Matters to a Vote of Stockholders

               At the 1994 Annual Meeting held on November 16, 1994, the following was approved:

                    The election of Donald Criswell, William T. Donovan and J. David Kall to the Board of Directors for terms of three years each.

     Item 5.   None

     Item 6.   Exhibits and Reports on Form 8-K

               Current Report on Form 8-K filed December 19, 1994 relating to approval by the Office of Thrift Supervision of the Bank's Capital Restoration Plan, and the execution of severance agreements with members of senior management of the Bank.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              UNIONFED FINANCIAL CORPORATION



Date    February 14, 1994                    By   /S/ RONALD M. GRIFFITH
     -----------------------                    --------------------------------

                                             Ronald M. Griffith
                                             Senior Vice President
                                             General Counsel, Secretary





Date    February 14, 1994                    By   /S/ STEPHEN  J. AUSTIN
     -----------------------                    --------------------------------



                                             Stephen J. Austin
                                             Senior Vice President
                                             Chief Financial Officer