Form 10-Q
period 1995-03-31
UNIONFED FINANCIAL CORP
filed 1995-05-05
CIK 802223

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 1995
                                       OR
                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

As of May 5, 1995, 27,201,993 shares of the Registrant's $.01 par value common stock were outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         UNIONFED FINANCIAL CORPORATION

                                      INDEX



                                                                            PAGE

PART I.  Financial Information

         Item 1.   Financial Statements

                   Consolidated Statements of Financial Condition             3
                   (unaudited) as of March 31, 1995 and
                   June 30 1994

                   Consolidated Statements of Operations (unaudited)          4
                   for the three month and nine month periods ended
                   March 31,1995 and 1994

                   Consolidated Statements of Cash Flows (unaudited)          5
                   for the three month and nine month periods ended
                   March 31,1995 and 1994

                   Notes to Consolidated Financial Statements                 7
                   (unaudited)

         Item 2.   Management's Discussion and Analysis of                    8
                   Financial Condition and Results of Operations

PART II. Other Information (omitted items are inapplicable)                  29

SIGNATURES                                                                   30

                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                             March 31,       June 30,
                                                                               1995            1994
                                                                             ---------      ---------
ASSETS

Cash and cash equivalents                                                     $46,759        $38,091
Investment securities, net (held to maturity, estimated
   market value of $54,302 at 3/95 and $61,407 at 6/94)                        55,571         62,119
Mortgage-backed securities, net (held to maturity, estimated
   market value of $175,768 at 3/95 and $153,733 at 6/94)                     179,129        157,783
Loans held for sale (estimated market value of $38,630
   at 3/95 and $45,320 at 6/94)                                                38,630         45,320
Loans receivable, net of allowance for losses of $31,122
   at 3/95 and $24,963 at 6/94                                                489,127        521,635
Interest receivable                                                             5,824          6,524
Real estate, net                                                               31,259         39,947
Investment in Federal Home Loan Bank stock, at cost                             5,619          5,419
Premises and equipment, net                                                    16,726         18,051
Other assets                                                                    7,740          9,087
                                                                             --------       --------
                                                                             $876,384       $903,976
                                                                             --------       --------
                                                                             --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Savings deposits                                                             $852,126       $847,957
FHLB advances and other borrowings                                              1,643         15,464
Accounts payable and accrued liabilities                                        2,504          3,180
Deferred income taxes                                                             591          2,690
                                                                             --------       --------

     Total liabilities                                                        856,864        869,291

Commitments and contingencies                                                      --             --

Stockholders' equity
  Preferred stock-par value $.01 per share; authorized,
    1,000,000 shares, issued and outstanding, none                                 --             --
  Common stock-par value $.01 per share; authorized
    60,000,000 shares, issued and outstanding,
    27,201,993 shares (1994)                                                      272            272
  Additional paid-in capital                                                  107,943        107,943
  Accumulated deficit                                                         (88,695)       (73,530)
                                                                             --------       --------
    Total stockholder's equity                                                 19,520         34,685
                                                                             --------       --------
                                                                             $876,384       $903,976
                                                                             --------       --------
                                                                             --------       --------


                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                        Three Months Ended             Nine Months Ended
                                                             March 31,                     March 31,
                                                        1995           1994           1995           1994
                                                     -------        -------        -------        -------
Interest on loans                                    $10,286        $12,855        $31,766        $42,577
Interest on mortgage-backed securities                 3,074          1,566          9,092          4,468
Interest and dividends on investments                  1,285          1,118          3,806          3,546
                                                     -------        -------        -------        -------
       Total interest income                          14,645         15,539         44,664         50,591
                                                     -------        -------        -------        -------

Interest on savings deposits                           9,350          7,498         26,003         24,992
Interest on borrowings                                    81            437            717          3,373
                                                     -------        -------        -------        -------
       Total interest expense                          9,431          7,935         26,720         28,365
                                                     -------        -------        -------        -------

  Net interest income before provision
    for estimated loan losses                          5,214          7,604         17,944         22,226
Provision for estimated loan losses                    7,360          1,986         13,639         11,850
                                                     -------        -------        -------        -------

  Net interest income after provision
    for estimated loan losses                         (2,146)         5,618          4,305         10,376
                                                     -------        -------        -------        -------

Non-interest income:
  Gain on sales of loans and loan servicing             (354)           (23)           445          2,084
  Gain/(loss) on sales of mortgage-backed
     securities and investment securities                (46)        (2,307)           (70)        (1,138)
  Loan servicing fees, net                               143            129            634            613
  Loan fees                                               88             78            262            774
  Gain on sale of branches                                --             --             --          1,496
  Other, net                                           1,244            511          2,228          1,956
                                                     -------        -------        -------        -------
       Total non-interest income                       1,075         (1,612)         3,499          5,785
                                                     -------        -------        -------        -------

Non-interest expense:
  Compensation and related expenses                    2,393          3,067          7,682          9,082
  Premises and occupancy                               1,095            992          3,292          3,124
  SAIF insurance premium                                 648            654          1,902          2,263
  Other general and administrative                     2,013          2,089          6,345          6,972
                                                     -------        -------        -------        -------
       Total general and administrative expense        6,149          6,802         19,221         21,441
  Real estate operations, net                          2,879          2,357          5,195         10,862
  Core deposit intangible amortization                   213            165            648            501
                                                     -------        -------        -------        -------

       Total non-interest expense                      9,241          9,324         25,064         32,804
                                                     -------        -------        -------        -------

       Loss before income taxes                      (10,312)        (5,318)       (17,260)       (16,643)
Income tax expense (benefit)                          (2,100)             2         (2,096)             3
                                                     -------        -------        -------        -------

 NET LOSS                                            ($8,212)       ($5,320)      ($15,164)      ($16,646)
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

Net loss per common share                             ($0.30)        ($0.20)        ($0.56)        ($0.90)
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------


                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (DOLLARS IN THOUSANDS)


                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                                1995           1994
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     ($15,164)      ($16,646)
Adjustments to reconcile net loss to cash provided by
   operating activities:
       Net decrease in loan fees and discounts                                   (563)          (783)
       Depreciation and amortization                                            1,924          1,744
       Provisions for loan and real estate losses                              16,973         20,266
       (Gain)/loss on sale of investment securities and
          mortgage-backed securities, net                                          70          1,138
       (Gain)/loss on sales of loans and loan servicing                          (445)        (2,084)
       (Gain)/Loss on sale of real estate                                        (157)         1,194
       Gain on sales of branches                                                   --         (1,496)
       Federal Home Loan Bank stock dividends                                    (200)          (203)
       Proceeds from sales of investment securities held for sale                  --         12,275
       Mortgage-backed securities purchased held for sale                          --        (75,314)
       Loans originated and purchased, held for sale                          (95,304)      (189,189)
       Proceeds from sales of loans, held for sale                             71,978        117,645
       Proceeds from sale of loan servicing                                       794          4,400
Decrease in interest and dividends receivable                                     700            629
Decrease/(increase) in prepaid expenses and other assets                        1,347          1,308
Increase/(decrease) in interest payable                                            34           (332)
Increase/(decrease) in accounts payable and accrued liabilities                  (710)        (8,043)
Increase/(decrease) in deferred income taxes                                   (2,099)            (6)
                                                                             --------       --------
             Net cash used in operating activities                            (20,822)      (133,497)
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                               3,187         16,851
Proceeds from sale of investment securities held for investment                 3,247         12,009
Principal reductions on mortgage-backed securities                              9,249         18,235
Principal reductions on loans                                                  48,044         91,919
Purchases of investment securities, held for investment                       (30,519)            --
Purchase of mortgage-backed securities, held for investment                        --       (119,878)
Purchases of mortgage-backed securities, available for sale                    (8,043)            --
Proceeds from sale of mortgage-backed securities,
   available for sale                                                          18,080        138,569
Loans originated, held for investment                                         (18,573)       (11,097)
Net change in undisbursed loan funds                                             (166)        (2,280)
Acquisitions of real estate                                                      (773)        (5,733)
Proceeds from disposition of real estate                                       15,409         39,723
Branch (sales)                                                                     --           (122)
Redemption of Federal Home Loan Bank stock                                         --          1,491
Other, net                                                                         --            530
                                                                             --------       --------
      Net cash (used in) provided by investing activities                      39,142        180,217
                                                                             --------       --------


                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                               1995           1994
                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits                                             4,169       ($13,950)
Proceeds from short-term borrowings                                                --         14,525
Repayment of short-term borrowings                                               (821)       (14,858)
Repayment of long-term borrowings                                                  --           (976)
Additional FHLB advances                                                           --        545,000
Repayments of  FHLB advances                                                  (13,000)      (625,000)
Proceeds from issuance of common stock                                             --         44,100
                                                                             --------        -------
            Net cash provided by (used in) financing activities                (9,652)       (51,159)
                                                                             --------       --------

Net (decrease) increase in cash and cash equivalents                            8,668        ( 4,439)
Cash and cash equivalents at beginning of period                               38,091         35,798
                                                                             --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $46,759        $31,359
                                                                             --------       --------
                                                                             --------       --------
SALE OF BRANCHES:
      Loans and mortgage-backed securities                                    $    --       $163,719
      Premises and equipment                                                       --          1,471
      Excess of cost over net assets acquired                                      --             38
      Other assets                                                                 --            (36)
      Deposits                                                                     --       (166,218)
      Other liabilities                                                            --           (592)
      Gain on sale                                                                 --          1,496
                                                                             --------       --------

             Net cash used by sale of branches, net                           $    --          ($122)
                                                                             --------       --------
                                                                             --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
     Interest (net of amount capitalized)                                     $26,746        $28,998
     Delaware franchise tax                                                        --             40

Non-cash Investing and Financing activities:
     Additions to real estate acquired in settlement of loans                   9,134         15,088
     Loans exchanged for mortgage-backed securities                             9,522        126,464
     Loans to facilitate the sale of real estate                                1,781          8,196


UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1- In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition as of March 31, 1995 and June 30, 1994, the results of operations for the three month and nine month periods ended March 31, 1995 and 1994, and the cash flows for the nine month periods ended March 31, 1995 and 1994. The results of operations for the three month and nine month periods ended March 31, 1995, are not necessarily indicative of operations to be expected for the entire year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UnionFed Financial Corporation, (the "Company") parent of Union Federal Bank, a federal savings bank (the "Bank") reported a net loss of $8.2 million or ($0.30) per share for the third quarter ended March 31, 1995. This compares to a loss of $5.3 million or ($0.20) per share in the corresponding quarter during fiscal year 1994. For the nine months period ended March 31, 1995 the Company reported a loss of $15.2 million, compared to a loss of $16.6 million for the equivalent nine month period in 1994.

As a result of operating losses, the Bank is deemed "significantly undercapitalized" at March 31, 1995 under the "Prompt Corrective Action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and implementing regulations of the Office of Thrift Supervision ( the "OTS") with a leverage (core) capital ratio of 2.21%; a Tier 1 risk based capital ratio of 3.54%; and a total risk based capital ratio of 4.82%. The corresponding minimum capital ratios for an "adequately capitalized" institution are 4%, 4% and 8%, respectively. The tangible capital ratio of the Bank at March 31, 1995 was 2.00%. Under FDICIA and OTS implementing regulations, a tangible capital ratio of less than 2% would cause the Bank to be deemed "critically undercapitalized." The Bank's capital deficiency under the most restrictive measure (total risk based capital) required by FDICIA at March 31, 1995 was $17.4 million.

On March 28, 1995 the Bank filed a request with the OTS to extend to June 15, 1995 the November 28, 1994 Prompt Corrective Action Directive (the "Directive") requiring the Bank to complete a sale, merger or recapitalization transaction by March 31, 1995. In April 1995, while not approving the extension, the OTS agreed not to take any action against the Bank based upon its inability to complete a recapitalization by March 31, 1995 as required by the Directive to provide the Company and the Bank time to continue to pursue recapitalization negotiations. The OTS assurance of no action was conditioned on the Bank reaching a definitive agreement by May 1, 1995, and filing timely applications and receiving the necessary approvals of applicable regulatory agencies to permit recapitalization of the Bank by June 15, 1995. In its action the OTS terminated its approval of the Bank's Capital Restoration Plan which had projected the recapitalization of the Bank in March 1995.

The Company and the Bank currently are involved in discussions with potential acquirors of the Bank's assets and liabilities to achieve a resolution of the Bank's capital deficiency by June 15, 1995. The Bank has been in contact with the OTS to keep it up to date on the status of the sale efforts since the Bank was unable to reach a definitive agreement for the sale of the Bank's assets and liabilities by May 1, 1995. There can be no assurance that the Bank will be able to reach definitive agreements and obtain regulatory approvals with respect to the sale of its assets and assumption of its liabilities or with respect to the amount of consideration that would be received in such transactions. A sale of all or substantially all of the Bank's assets and liabilities could involve contingent payments to the Bank in the future as a portion or all of such consideration.

The Company believes that the Bank will be placed into receivership or conservatorship by the OTS on or before June 30, 1995 if the Bank is not able to complete a sale transaction in June based upon definitive agreements finalized during May. The Company believes that the federal banking regulators will not be willing to forebear from taking such action beyond June 30, 1995 since the Resolution Trust Corporation ("RTC") authority to resolve thrift failures ceases on that date and shifts to the Federal Deposit Insurance Corporation. In addition, the OTS may at any time in its sole discretion determine to take supervisory action, including the appointment of a receiver or conservator for the Bank, regardless of the status of negotiations in a sale transaction or the execution of a definitive agreement with respect to the sale of the Bank's assets and liabilities. The appointment of a conservator or receiver for the Bank effectively would eliminate the interests of the Company's stockholders since the Bank is the Company's only significant asset.

A determination of the Bank as "critically undercapitalized" requires the mandatory appointment of a conservator or receiver within ninety days of becoming "critically undercapitalized" unless the OTS, with the concurrence of the FDIC, determines that some other action would better resolve the problems of the Bank at the least possible long-term loss to the insurance fund, and document the reasons for its determination. Such a determination must be reviewed every ninety days and the OTS must either make a new determination or appoint a conservator or receiver.

See "FDICIA" Prompt Corrective Action Requirements" on page 12.

FINANCIAL HIGHLIGHTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE)


For the three months ended March 31,                                             1995           1994
                                                                            ---------      ---------
Net interest income                                                            $5,214         $7,604
Provision for losses on loans                                                   7,360          1,986
Non-interest income                                                             1,075         (1,612)
Non-interest expense                                                            9,241          9,324
Loss before income taxes                                                      (10,312)        (5,318)
Income tax expense (benefit)                                                   (2,100)             2
Net Loss                                                                       (8,212)        (5,320)
Loss per share                                                                  (0.30)         (0.20)
Loans originated and purchased                                                 14,672         46,600
Mortgage-backed securities purchased                                            1,000         22,288
Loans sold                                                                     16,541         35,734
Mortgage-backed securities sold                                                 1,592         99,285
Interest rate spread during period                                              2.69%          3.84%


For the nine months ended March   31,                                            1995           1994
                                                                            ---------      ---------

Net interest income                                                           $17,944        $22,226
Provision for losses on loans                                                  13,639         11,850
Non-interest income                                                             3,499          5,785
Non-interest expense                                                           25,064         32,804
Loss before income taxes                                                      (17,260)       (16,643)
Income tax expense (benefit)                                                   (2,096)             3
Net Loss                                                                      (15,164)       (16,646)
Loss per share                                                                  (0.56)         (0.90)
Loans originated and purchased                                                109,933        200,286
Mortgage-backed securities purchased                                           38,519         75,314
Loans sold                                                                     71,816        203,243
Mortgage-backed securities sold                                                18,104        216,446
Interest rate spread during period                                              3.07%          3.54%


OTHER INFORMATION                                                            03/31/95        6/30/94
                                                                            ---------      ---------

Total Assets                                                                 $876,384       $903,976
Loan and mortgage-backed security portfolio                                   706,886        724,738
Deposits                                                                      852,126        847,957
Loans serviced for others                                                      46,918        164,994
Stockholders' equity                                                           19,520         34,685
Nonperforming assets, net                                                      50,960         61,359
Nonperforming assets, net  to total assets                                      5.81%          6.79%
Nonperforming assets and  restructured loans, net                             147,208        175,035
Nonperforming assets and restructured  loans, net
  to total assets                                                              16.80%         19.36%
Classified assets to total assets                                              20.68%         22.24%
End of period interest spread                                                   2.64%          3.50%


FINANCIAL CONDITION

The Company's consolidated assets totaled $876 million at March 31, 1995 compared to $904 million at June 30, 1994. Stockholders' equity totaled $19.5 million at March 31, 1995, a reduction of $15.2 million from $34.7 at June 30, 1994. The decrease in stockholders' equity is directly attributable to the net loss for the nine month period ended March 31, 1995.

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

Proceeds from the sale of loans and MBS available for sale, proceeds from the disposition of real estate and principal repayments on loans and MBS provided the principal sources of funds for the nine month period ended March 31, 1995. The sale of loans and MBS available for sale provided $90.0 million in funds. Real estate sales, and principal repayments on loans and MBS provided $15.4 million and $57.3 million respectively.

The principal measure of liquidity in the savings and loan industry is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The minimum set by federal regulators is 5%. At March 31, 1995 the Bank's ratio was 12.41% compared to 7.76% at December 31, 1994 and 11.47% at June 30, 1994. The quarterly increase in liquidity is due to a net increase in cash and cash equivalents from the sale of loans and repayments.

The primary source of cash for the Company is dividends from the Bank. As long as the Bank remains "undercapitalized" for regulatory purposes, the OTS cannot approve any capital distributions (including dividends) except in connection with a capital-raising transaction by the Bank.

REGULATORY CAPITAL COMPLIANCE

FDICIA established three capital standards for savings institutions: a "leverage
(core) limit," a "tier 1 risk-based limit" and a "total risk-based capital" requirement. Certain assets or portions thereof are required to be deducted immediately from capital, while the inclusion of others in capital under one or all of the capital standards is subject to various transitional rules or other limitations. As of March 31, 1995 the Bank did not meet minimum regulatory capital requirements and is deemed "significantly undercapitalized" under FDICIA "prompt corrective action" requirements.

The following is a reconciliation of the Bank's stockholders' equity to federal regulatory capital, and a comparison of such regulatory capital to the industry minimum requirements of the OTS, as of March 31, 1995:


                                              Leverage               Tier 1                 Total
                                               (Core)       %      Risk Based     %      Risk Based     %
                                              --------             ----------            ----------
                                                              (DOLLARS IN THOUSANDS)
GAAP Equity                                   $19,420               $19,420               $19,420
Non-allowable assets:
  Investment in Uni-Cal Financial                 (42)                  (42)                  (42)
Additional capital items:
  General loan loss reserves                       --                    --                 6,960
                                             --------   -----      --------   -----      --------   -----
Bank Regulatory Capital                        19,378    2.21        19,378    3.54        26,338    4.82
Minimum capital requirement                    35,053    4.00        21,872    4.00        43,744    8.00
                                             --------   -----      --------   -----      --------   -----
Capital excess (deficiency)                  ($15,675)  (1.79)      ($2,494)  (0.46)     ($17,406)  (3.18)
                                             --------   -----      --------   -----      --------   -----
                                             --------   -----      --------   -----      --------   -----

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

Under the OTS regulations implementing FDICIA, an institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk - weighted assets (the "Tier 1 risk-based capital ratio") is at least 6.0%, its leverage (core) capital ratio is at least 5.O%, and it is not subject to any order or directive by the OTS to meet a specific capital level. An institution will be "adequately capitalized" if its risk-based capital ratio is at least 8.0%, its tier 1 risk-based capital ratio is at least 4.0%, and its leverage (core) capital ratio is at least 4.0% (3.0% if the institution receives the highest rating on the CAMEL financial institutions rating system). An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as "undercapitalized." Additionally, an institution will be treated as "significantly undercapitalized" if the above capital ratios are less than 6.0%, 3.0%, or 3.0% respectively. An institution will be treated as "critically undercapitalized" if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to total assets is equal to or less than 2.0%. At March 31, 1995, the Bank's ratio of tangible equity to total assets was 2.00%.

As a result of the Bank's capital deficiency, the Bank is subject to the sanctions applicable to significantly undercapitalized institutions (described below).

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

The Bank's one-year gap, a measure of exposure to interest rate risk, was 13.67% at March 31, 1995 compared to 16.97% at December 31, 1994 and 6.52% at June 30, 1994. The Bank's policy is to maintain its balance sheet gaps for annual periods close to a tolerance range of zero. The change in the one year gap between June 30, 1994 and March 31, 1995 is primarily attributable to the increase in the proportionate share of deposits represented by certificates of deposits with terms of 2 years or more and the repayment of short term borrowings (FHLB Advances and reverse repos).

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

At March 31, 1995, loans and MBS with adjustable interest rates represented 75% of the Bank's loan and MBS portfolio, compared to 73% at December 31, 1994 and 63% at June 30, 1994. The Bank's largely adjustable rate loan and Mortgage-backed securities portfolio is funded principally by short term deposits and borrowings with original maturities of less than three years. Adjustable rate loans comprised 85% of loan originations for the nine month period ended
March 31, 1995.

NET INTEREST INCOME

Net interest income, before provisions for loan losses, was $5.2 million for the three month period ended March 31, 1995 compared to $7.6 million for the same period in 1994. For the nine month period ended March 31, 1995, net interest income decreased to $17.9 million from $22.2 million in the comparable period of 1994. The decrease is primarily attributable to the strategic reduction in earning assets and interest bearing liabilities to reduce regulatory capital requirements, and the compression of the Bank's net interest spread due to a rapid increase in rates paid on deposits in the highly competitive California marketplace.

The during-period spread decreased in the three month period ended March 31,1995 to 2.69% compared to 3.16% at December 31, 1994 and 3.84% at March 31, 1994. The decrease is primarily attributable to the increased rates paid on time deposits as a result of increases in prevailing interest rates and the lag in timing of increases in adjustable-rate loan yields.

NONPERFORMING ASSETS

Nonperforming assets consist of real estate acquired in settlement of loans and in-substance foreclosures (collectively, "REO") and nonaccrual loans.

The following table sets forth the amounts of non-performing assets of the Bank at the dates indicated:


                                                   March 31,       June 30,      March 31,
                                                        1995           1994          1994
                                                   ---------      ---------      ---------
                                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans                                     $26,885        $25,670        $31,001
Real estate owned                                     44,192         40,782         32,473
In-substance foreclosures,
   net of undisbursed funds                               --         16,566         10,260
                                                   ---------      ---------      ---------

Total nonperforming assets                            71,077         83,018         73,734

Specific valuation and general valuation
   allowances                                         20,117         21,659         18,913
                                                   ---------      ---------      ---------

Total nonperforming assets, net                      $50,960        $61,359        $54,821
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------


Total assets                                        $876,384       $903,976       $918,949

Nonperforming assets, net as
    a percentage of total assets                       5.81%          6.79%          5.97%



NONACCRUAL LOANS

Nonaccrual loans generally represent loans for which interest accruals have been suspended. At March 31, 1995, nonaccrual loans were $20.2 million, a decrease from the $22.1 million at June 30, 1994.

The Bank's nonaccrual policy provides that interest accruals generally cease once a loan is past due as to interest or principal for a period of 90 days or more. Loans may also be placed on nonaccrual status even though they are less than 90 days past due if management concludes that there is little likelihood that the borrower will be able to comply with the repayment terms of the loan.


The following table summarizes the distribution of the Bank's nonaccrual loans by collateral type(1):


                                                   March 31,       June 30,      March 31,
                                                        1995           1994          1994
                                                   ---------      ---------      ---------
                                                           (DOLLARS IN THOUSANDS)
1-4 Unit residential and
   mortgage-backed securities                         $7,899         $8,650         $8,034
Multifamily                                              124            689          1,017
Commercial:
   Land                                                   --             --          2,655
   Hotel/Motel                                         7,000          7,517          2,223
   Retail                                              8,302          5,870         16,848
   Other                                               3,499          1,362             --
                                                   ---------      ---------      ---------
      Total commercial                                18,801         14,749         21,726
                                                   ---------      ---------      ---------

Total real estate loans                               26,824         24,088         30,777

Consumer loans (2)                                        61          1,582            224
                                                   ---------      ---------      ---------

Total nonaccrual loans                               $26,885        $25,670        $31,001

Specific valuation allowance                           6,646          3,545          3,006
                                                   ---------      ---------      ---------

Total nonaccrual loans, net                          $20,239        $22,125        $27,995
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------


(1)  Balances are net of contra deductions and loans in process.
(2)  Consumer loans include mobile home loans.


Page intentionally left blank.

Page intentionally left blank.

REAL ESTATE OWNED (REO)

REO consists of real estate acquired in settlement of loans and loans accounted for as in-substance foreclosures. When there is an indication that a borrower will not make all the required payments on a loan; the borrower no longer has equity in the property collaterizing a loan; it appears doubtful that equity will be rebuilt in the foreseeable future; and the borrower has (effectively or actually) abandoned control of the collateral, the property is considered repossessed in-substance (in-substance foreclosure). Real estate acquired in settlement of loans is recorded at the fair value of the collateral, less estimated selling cost. Subsequently, valuation allowances for estimated losses are charged to real estate operations expenses if the carrying value of real estate exceeds the estimated fair value. The bank does not accrue interest income on loans classified as in-substance foreclosure and reported as real estate acquired in settlement of loans.

REO decreased to $30.7 at March 31, 1995, from $39.2 million at June 30, 1994 and $32.0 million at December 31, 1994. The decrease from June 30, 1994 is primarily attributable to the disposition of REO properties totaling approximately $15.4 million, partially offset by additional foreclosures and write-downs of approximately $6.9 million.

The following table summarizes the distribution of the Bank's REO by collateral type(1):


                                                   March 31,       June 30,      March 31,
                                                        1995           1994          1994
                                                   ---------      ---------      ---------
                                                           (DOLLARS IN THOUSANDS)
1-4 Residential                                       $3,031         $1,410         $2,907
Multifamily                                              116          7,256          5,775
Commercial:
    Retail                                            17,198         15,559             --
    Land                                              17,550         24,758         25,058
    Office                                             4,283          6,202          6,951
    Other                                              1,988          2,021          2,022
                                                   ---------      ---------      ---------
         Total commercial                             41,019         48,540         34,031
                                                   ---------      ---------      ---------
Total real estate                                     44,166         57,206         42,713
Consumer (2)                                              25            142             20
                                                   ---------      ---------      ---------
Total REO                                            $44,191        $57,348        $42,733
Specific valuation and general valuation
  allowances                                          13,470         18,114         15,907
                                                   ---------      ---------      ---------
Total REO, net                                       $30,721        $39,234        $26,826
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------

(1)  Balances are net of contra deductions and loans in process.
(2)  Consumer REO's include mobile home REO's.


RESTRUCTURED LOANS

The Bank has restructured certain loans in instances where a determination was made that greater economic value would be realized under new terms than through foreclosure, liquidation or other disposition. Candidates for restructure are reviewed based on the quality of the borrower and the borrower's ability to enhance the value of the property, the collateral and the economic value of the restructured loan relative to foreclosure and other options. Restructure allows the borrower more time to regain equity in the property. Generally the Bank obtains an appraisal at the time of restructure and updates the valuation quarterly through internally prepared discounted cash flow analyses. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate to reflect a positive debt coverage ratio, modification of the payments for a period of time to interest only, an extension of the loan maturity date to allow time for stabilization of the property income, and partial forgiveness of principal and/or interest. In certain circumstances, the Bank also obtains the right to share in future benefits arising from the upside potential of the collateral. In addition to the modifications to terms, the Bank generally requires the borrower to invest new cash equity in the property through principal reduction or correction of deferred maintenance as part of the restructure agreement. Once a restructure takes place, the loan is subject to the accounting and disclosure rules prescribed in the SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings".

Restructured loans which were performing in accordance with their new terms and, therefore, were not included in nonaccrual loans, totalled to $96.2 million at March 31, 1995. This amount is a decrease from $113.7 million at June 30, 1994 and $113.1 million at March 31, 1994. The decrease from June 30, 1994, is primarily attributable to the discounted payoff of one major loan.

The following table summarizes the distribution of the Bank's restructured loans by collateral type(1):


                                                   March 31,       June 30,      March 31,
                                                        1995           1994          1994
                                                   ---------      ---------      ---------
                                                           (DOLLARS IN THOUSANDS)
Multifamily                                          $81,622        $92,883        $87,123
Commercial:
    Retail                                             1,503          4,742          6,433
    Hotel/motel                                        2,973          2,992          8,700
    Office                                             5,507          5,541          5,552
    Other                                              2,100          5,927          7,261
                                                   ---------      ---------      ---------
         Total commercial                             12,083         19,202         27,946
Construction:
    Residential                                        5,543          6,766             --
                                                   ---------      ---------      ---------

Total restructured loans                             $99,248       $118,851       $115,069

Specific valuation allowance                           3,000          5,175          1,937
                                                   ---------      ---------      ---------

Total restructured loans, net                        $96,248       $113,676       $113,132
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------

(1)  Balances are net of contra and loans in process.


TROUBLED, COLLATERAL-DEPENDENT LOANS

Effective September 30, 1993, the OTS issued Regulatory Bulletin 31, which addresses troubled, collateral-dependent loans. A troubled, collateral-dependent loan is defined as a loan where, based on current information and events, it is probable that the lender will be unable to collect all amounts due (both principal and interest), any excess of the recorded investment in the loan over its "value" should be classified as Loss, and the remainder should generally be classified as Substandard.

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

At March 31, 1995, troubled, collateral-dependent loans net of specific valuation allowances, totalled $50.8 million. Of these loans which are considered troubled, collateral-dependent loans, $38.6 million are performing loans and $12.2 million are non-performing loans.


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

The table below presents the Bank's total classified loan portfolio, including classified restructured loans described on page 22, at the dates indicated:


                                                   March 31,       June 30,      March 31,
                                                        1995           1994          1994
                                                   ---------      ---------      ---------
                                                           (DOLLARS IN THOUSANDS)
SUBSTANDARD

Residential 1-4                                       $7,939         $8,650         $8,034
Multifamily                                           78,539        111,365        137,708
Commercial                                            60,313         41,013         59,956
Construction                                           5,543          6,292          6,656
Consumer                                                 538          2,082          3,460
                                                   ---------      ---------      ---------
                                                     152,872        169,402        215,814

DOUBTFUL

Multifamily                                               --            261            261
                                                   ---------      ---------      ---------

Total Classified Loans                               152,872        169,663        216,075

Specific valuation allowance                          14,122         10,534         10,830
                                                   ---------      ---------      ---------

Total classified loans, net                         $138,750        $159,129       $205,245
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------



The table below summarizes the Bank's classified loans by performance status at March 31, 1995:


PERFORMANCE STATUS                                        Classified Loans
- ------------------                                        ----------------
                                                       (DOLLARS IN THOUSANDS)
Nonaccrual (page 18)                                                $26,885
Restructured - performing (classified portion)                       80,852
Other classified loans currently performing                          45,135
                                                                  ---------
    Total classified loans                                         $152,872
                                                                  ---------

Specific valuation allowance                                        $14,122
                                                                  ---------

Total classified loans, net                                        $138,750
                                                                  ---------
                                                                  ---------


In addition to classified assets, the Bank monitors Special Mention assets which have been identified to include potential weaknesses that deserve management's close attention. According to OTS guidelines, Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. At March 31, 1995, $111 million of assets were categorized as Special Mention.

REAL ESTATE HELD FOR INVESTMENT, DEVELOPMENT OR SALE

Real estate held for investment, development or sale at March 31, 1995 is comprised of the real estate from the Bank's branches that have been sold and Uni-Cal's wholly owned investments. At March 31, 1995, real estate held for investment, development or sale totaled $0.5 million compared to $0.7 million at June 30, 1994.

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

The provision for estimated losses on loans totalled $7.4 million for the three month period ended March 31, 1995 compared to $2.4 million for the three month period ended December 31, 1994. The provision for the nine month period ended March 31, 1995 was $13.6 million compared to $11.9 million for the comparable period in 1994. The provision for loan losses of $7.4 million in the current quarter includes a $4.0 million additional provision to strengthen the allowance for loan losses. The provision for estimated losses on real estate for the three months ended March 31, 1995 was $2.4 million. Included in the current quarter's loss provisions were additional reserve requirements resulting from the recently completed regulatory examination of the Bank.

The following table sets forth the Bank's general and specific valuation allowances for loan and real estate losses at the dates indicated:


                                                   March 31,       June 30,      March 31,
                                                        1995           1994          1994
                                                   ---------      ---------      ---------
                                                           (DOLLARS IN THOUSANDS)
Loan general                                         $17,000        $14,429        $15,617
Loan specific                                         14,122         10,534         10,519
                                                   ---------      ---------      ---------
Total loan allowance                                 $31,122        $24,963        $26,136
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------

Real estate general                                   $1,115         $2,221         $1,431
Real estate specific                                  13,643         17,811         16,297
                                                   ---------      ---------      ---------
Total real estate allowance                          $14,758        $20,032        $17,728
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------

Total valuation allowances                           $45,880        $44,995        $43,864
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------


Page intentially left blank

NON-INTEREST INCOME AND EXPENSE

Non-interest income for the quarter ended March 31, 1995 was $1.1 million compared to a loss of $1.6 million for the same period in 1994. For the nine month period ended March 31, 1995 non-interest income decreased to $3.5 million from $5.8 million for the comparable period in 1994. The quarterly increase is directly attributable to non-recurring losses incurred in the sale of mortgage-back securities and investment securities in the quarter ending March 31, 1994. The change from the nine months ended December 31, 1993 is related to the prior year gain on the sale of four branches of $1.5 million.

General and administrative expenses decreased to $6.1 million for the quarter ended March 31, 1995 from $6.8 million for the same period in 1994. The fiscal year-to-date change reflects a decrease in general and administrative expenses of $2.2 million. This decrease reflects the Company's successful ongoing cost cutting efforts and the effect of selling four branches in September of 1993. Management continues to search for methods of reducing general and administrative expenses. However, operating expenses continue to be burdened by the cost of resolution of problem assets as well as regulatory procedural compliance.

INCOME TAXES

The results for the current quarter and nine month period ended March 31, 1995 include an income tax benefit from revaluation of certain federal and state income tax liabilities in connection with current examinations.

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

The following table summarizes the Company's real estate loan portfolio and mortgage-backed securities by property type, geographic location and risk concentration at March 31, 1995 (1).


(IN THOUSANDS)                          CALIFORNIA       FLORIDA        MAINE          ARIZONA       ALL OTHER       TOTAL
                                        ----------       --------       --------       --------      ---------       --------
1-4 unit residential and
   mortgage-backed  securities            $368,760             $0             $0         $4,229         $4,883       $377,872
Multifamily                                157,099             --             --             --             --        157,099
Commercial:
     Retail                                 71,788             --         16,214             --             --         88,002
     Land                                    5,968          6,038             --             --             --         12,006
     Hotel/motel                            20,044          3,822          3,056          2,286          6,210         35,418
     Mobile home parks                          --             --             --             --          8,342          8,342
     Storage facilities                     30,645             --             --             --             --         30,645
     Office                                 12,802             --             --             --             --         12,802
     Med/hosp                                1,069             --             --             --             --          1,069
                                          --------       --------       --------       --------       --------       --------
          Total commercial                 142,316          9,860         19,270          2,286         14,552        188,284

Construction:
     Residential                             5,543             --             --             --             --          5,543
                                          --------       --------       --------       --------       --------       --------
          Total construction                 5,543             --             --             --             --          5,543
                                          --------       --------       --------       --------       --------       --------

Totals March 31, 1995                     $673,718         $9,860        $19,270         $6,515        $19,435       $728,798
                                          --------       --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------       --------

% of real estate loans                      92.45%          1.35%          2.64%          0.89%          2.67%        100.00%
                                          --------       --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------       --------

Totals June 30, 1994                      $686,844        $19,365        $10,547         $6,657        $14,937       $738,350
                                          --------       --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------       --------

% of real estate loans                      93.02%          2.63%          1.43%          0.90%          2.02%        100.00%
                                          --------       --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------       --------

(1) Principal balances before deduction of loan-in-process, deferred income, discounts, premiums and allowance for losses.


                         UNIONFED FINANCIAL CORPORATION





PART II       OTHER INFORMATION


         Item 1.       None

         Item 2.       None

         Item 3.       None

         Item 4.       None

         Item 5.       None

         Item 6.       None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNIONFED FINANCIAL CORPORATION



Date    May 5, 1995                     By   /S/ RONALD M. GRIFFITH
     ---------------------                 -------------------------------------

                                                  Ronald M. Griffith
                                                  Senior Vice President
                                                  General Counsel, Secretary





Date    May 5, 1995                     By   /S/ STEPHEN  J. AUSTIN
     ---------------------                 -------------------------------------

                                                  Stephen J. Austin
                                                  Senior Vice President
                                                  Chief Financial Officer