Form 10-K
period 1995-06-30
UNIONFED FINANCIAL CORP
filed 1995-10-13
CIK 802223

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1995

                          COMMISSION FILE NUMBER 1-9594

                         UNIONFED FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                95-4074126
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

   1055 WEST SEVENTH STREET, SUITE 100                   90017
        LOS ANGELES, CALIFORNIA                        (Zip Code)
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 688-8417

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                 ON WHICH REGISTERED
          -------------------               -----------------------
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

           /X/  Yes                         / /  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of its Common Stock on September 15, 1995, on the New York Stock Exchange was $2,099,297.

     At September 15, 1995, 27,201,993 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held November 15, 1995 are incorporated by reference in
Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.BUSINESS

     GENERAL

     UnionFed Financial Corporation ("UnionFed" or the "Company") was incorporated in Delaware in 1986 and is a financial services holding company engaged in the savings and loan business through its wholly-owned subsidiary, Union Federal Bank, a federal savings bank (the "Bank"). The Bank is a federally-chartered stock savings bank which began operations in 1927. The Company became the holding company for the Bank on June 25, 1987. Unless otherwise indicated, references to "the Company" include the Bank and other subsidiaries of the Bank.

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

     In order to comply with a prompt corrective action directive (the "Directive") of the Office of Thrift Supervision ("OTS") requiring a sale, merger or recapitalization transaction, the Bank in June 1995 completed two significant transactions. First, the Bank sold approximately $136 million of its classified commercial, industrial and multi-family loan and real estate portfolio (the "Asset Sales"), principally to "bulk sale" institutional buyers, for cash proceeds of $101 million, including a $3.6 million holdback of funds in escrow accounts for potential representation and warranty breaches. Second, the Bank sold 13 of its 14 retail banking offices and approximately $820 million of related deposit liabilities to Glendale Federal Bank, Federal Savings Bank ("Glendale Federal"). At closing, the Bank transferred cash and other assets, principally single family and non-classified commercial and multi-family real estate loans valued at Union Federal's book value, to Glendale Federal in an amount necessary to offset the deposit and other liabilities assumed by Glendale Federal. The Bank received a $6.9 million purchase price for the transfer, plus a right to receive a contingent payment based upon the actual performance of certain multi-family, commercial and industrial real estate loans transferred to Glendale Federal to the extent that such loans are repaid or otherwise resolved by June 30, 1998. See "Contingent Payment" below. In anticipation of the Glendale Federal transaction, the Bank liquidated $209 million of its investment securities portfolio in May 1995 at a slight gain to raise cash.

     Following the Asset Sales and the Glendale Federal transaction, the Bank has continued its business through its downtown Los Angeles retail banking office. Under its agreement with Glendale Federal, the Bank is prohibited until June 23, 1998 from opening additional branches using the Union Federal or UnionFed name without Glendale Federal's consent. At June 30, 1995, the Company had total assets of $37.2 million, down significantly from $904 million at June 30, 1994. The Company's principal assets include approximately $27.2 million in book value of classified loan and real estate assets, including two commercial real estate owned (REO) properties in Key West, Florida and Los Angeles, California, and cash, including funds escrowed in the Asset Sales. The Company ceased residential mortgage banking activities early in 1995 to reduce overhead costs and has reduced its staffing levels to approximately eight employees, who conduct the ongoing retail banking and administrative operations at the downtown Los Angeles banking office. At June 30, 1995, the Bank had deposits of $34.2 million and a net worth of $2.0 million. At June 30, 1995, the Bank had core capital of 5.02%, Tier 1 risk-based capital of 6.19% and total risk-based capital of 7.52%. Since the Bank's total risk-based capital was under the 8% level required for the Bank to be "adequately capitalized," the Bank was considered to be an "undercapitalized" savings institution at June 30, 1995. The Bank expects an operating loss in the quarter ending September 30, 1995, which will reduce the Bank's capital further. See "Regulation and Supervision - FDICIA Prompt Corrective Action Requirements."

     The potential sources for generating a future return for the Company's stockholders primarily consist of the gain, if any, realized upon the disposition of the classified assets retained by the Bank, the contingent consideration, if any, to be received from Glendale Federal in 1998 and any consideration received from the sale of the Company's business operations. The Company is waiting on the final review of the refund claim and tax examination, which may result in a refund from the Internal Revenue Service in an amount of approximately $1.0 million. The Company has been advised that the refund has been approved at the field examination level and is being reviewed by the Joint Committee on Taxation. The Company expects that this refund, if any, would be paid in the fourth quarter of calendar 1995 or first quarter of calendar 1996. There can be no assurance that this refund will be approved and paid or that the Company will be able to provide any future return to stockholders.

     The Company's ability to continue as a going concern will depend in significant part on factors outside of its control. Since approximately two-thirds of the Bank's assets are non-earning real estate assets, the Bank's interest income will not be sufficient to cover its interest expense for deposits and general and administrative expenses. The Company's financial condition in fiscal 1996 and thereafter will be principally dependent upon the performance of the Company's remaining assets, principally its REO and classified loans. The Company has no significant resources other than the Bank. At present, the Bank does not have any other significant income generation capabilities other than income from its relatively small loan portfolio and realization of its real estate assets. Given the structure of its balance sheet, the Bank has limited flexibility in dealing with asset liability management and limited ability to improve its earning power.

     The OTS is requiring the Bank to report monthly regarding its financial condition, financial projections and the current status of its remaining assets. To date, the OTS has not required the filing of a capital restoration plan by the Bank despite its "undercapitalized" status. See "Regulation and Supervision
- FDICIA Prompt Corrective Action Requirements."

     If the Bank continues to fail to meet its required capital levels, the operations and future prospects of the Bank will depend principally on regulatory attitudes and actions at the time, including those of the OTS and Federal Deposit Insurance Corporation ("FDIC"), within applicable legal constraints. Such failure could result in the issuance of a cease and desist order or capital directive to the Bank, the imposition of such operating restrictions as the OTS deems appropriate at the time, such other actions by the OTS as it may be authorized or required to take under applicable statutes and regulations and/or the appointment of a conservator or receiver for the Bank.
In the event that the Bank were to become "critically undercapitalized," it must be placed in receivership or conservatorship not later than 90 days thereafter unless the OTS and FDIC determine that taking other action would better serve the purposes of prompt corrective action. Such determinations are required to be reviewed at 90-day intervals, and if the Bank remains critically undercapitalized for more than 270 days, the decision not to appoint a receiver would require certain affirmative findings by the OTS and FDIC regarding the viability of the institution. An institution is treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to total assets is equal to or less than 2%. At June 30, 1995, the Bank's "tangible equity" ratio was 5.02%. In light of the financial condition of the Company at June 30, 1995, the Company's independent auditors have disclaimed an opinion on the Company's 1995 fiscal year-end financial statements and indicated that the Company's situation raises substantial doubt about the Company's ability to continue as a going concern.

     The executive offices of the Company are located at 1055 West Seventh Street, Suite 100, Los Angeles, California 90017 and its telephone number is
(213) 688-8417.

LENDING ACTIVITIES

     In the past, the Company's lending activities have emphasized origination
of first mortgage loans secured by residential property.   The Company
discontinued its lending operations in March 1995 to reduce costs and presently does not plan to engage in any significant lending activity in the near future except where necessary to facilitate the sale of REO or accomplish loan restructurings.

     LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITION

     Following the Asset Sales, the Company's net loan portfolio totaled approximately $2.2 million at June 30, 1995, representing 5.9% of the Company's assets at that date. As a federally-chartered savings institution, the Bank has authority to make loans secured by real estate located throughout the United States. The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolio by type of loan at the dates indicated.

                                                                                 AT JUNE 30,
                                                   ----------------------------------------------------------------------
                                                      1995           1994           1993           1992           1991
                                                   ----------     ----------     ----------     ----------     ----------
                                                                           (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to-four units. . . . . . . . . . . . .        $     --       $198,046       $370,187     $  394,946     $  541,191
  Five or more units . . . . . . . . . . . .              --        166,779        199,638        221,329        235,269
  Construction . . . . . . . . . . . . . . .              --          6,924         15,922         71,515        204,628
  Commercial and land. . . . . . . . . . . .              --        202,017        278,731        324,572        312,940
  Acquisition, development
    and construction . . . . . . . . . . . .              --             --          1,330          4,749         11,585
  Equity trust deed. . . . . . . . . . . . .           2,744(1)       6,279          7,480         11,504         19,576
                                                    --------       --------       --------     ----------     ----------
    Total real estate
      loans. . . . . . . . . . . . . . . . .           2,744        580,045        873,288      1,028,615      1,325,189
Other loans(2) . . . . . . . . . . . . . . .              --         14,090         17,270         23,341         38,797
                                                    --------       --------       --------     ----------     ----------
    Total loans
      receivable . . . . . . . . . . . . . .           2,744        594,135        890,558      1,051,956      1,363,986
Less:
  Unearned fees, premiums
    and discounts. . . . . . . . . . . . . .              --          2,051          2,479          4,148          6,931
  Loans in process . . . . . . . . . . . . .              --            166          3,324          8,998         35,418
  Allowance for estimated
    losses . . . . . . . . . . . . . . . . .             500         24,963         20,573         17,824         31,064
                                                    --------       --------       --------     ----------     ----------
      Net loans receivable . . . . . . . . .          2,244        566,955        864,182      1,020,986      1,290,573
Mortgage-backed securities . . . . . . . . .              --        158,305         88,039         62,473        394,985
  Less unearned (discounts)
    premiums . . . . . . . . . . . . . . . .              --           (522)         2,669           (764)           542
                                                    --------       --------       --------     ----------     ----------
    Total net loans
      receivable and
      mortgage-backed
      securities . . . . . . . . . . . . . .        $  2,244       $724,738       $954,890     $1,082,695     $1,686,100
                                                    --------       --------       --------     ----------     ----------
                                                    --------       --------       --------     ----------     ----------


____________
(1) At June 30, 1995 the Bank's remaining loan asset was a second trust deed on a 155 unit multifamily building in Los Angeles, California, with a net book value of $2.2 million. The asset is currently performing and is an adjustable rate loan based on the five year treasury rate plus 300 basis points, adjusting annually. The current rate on the loan is 10.81%.
(2) Includes passbook loans, mobile home loans, overdraft loans and other unsecured loans.

     In September 1995, the Bank repurchased a loan from one of the institutional purchasers in the Asset Sales. The loan has an unpaid principal balance of $2.7 million and was repurchased at a price of $2.3 million.

The loan is secured by a 179-unit motel in Phoenix, Arizona, matures in December 1996 and has a current interest rate of 10.50%.

     The table below sets forth the origination, purchase and sale activity relating to loans and mortgage-backed securities of the Bank during the periods indicated. The significant sale activity in 1995 principally related to the Asset Sales and the Glendale Federal transaction.

                                                                             YEAR ENDED JUNE 30,
                                                    ---------------------------------------------------------------------
                                                      1995           1994           1993           1992           1991
                                                    --------       --------       --------       --------       ---------
                                                                           (DOLLARS IN THOUSANDS)
Real estate loans originated:
    One-to-four units. . . . . . . . . . . .       $ 108,563      $ 201,648      $ 233,208      $ 188,652      $ 213,620
    Five or more units . . . . . . . . . . .           6,002         10,905          2,814          7,819         14,208
    Construction . . . . . . . . . . . . . .              --            ---            750             --          6,824
    Commercial and land. . . . . . . . . . .           1,828         22,041         17,024         12,176         37,070
    Equity trust deed. . . . . . . . . . . .              --            102            660          1,627          5,093
Other loans originated (1) . . . . . . . . .          (2,516)        (2,270)        (2,625)        (3,736)         2,523
                                                   ---------      ---------      ---------      ---------      ---------
          Total loans originated . . . . . .         113,877        232,426        251,831        206,538        279,338
Real estate loans purchased. . . . . . . . .              --             --         44,872         13,231         15,053
                                                   ---------      ---------      ---------      ---------      ---------
          Total loans originated
             and purchased . . . . . . . . .         113,877        232,426        296,703        219,769        294,391
Total loans sold . . . . . . . . . . . . . .        (618,403)      (227,638)       (84,104)      (121,194)       (63,375)
Loans exchanged for
   mortgage-backed securities. . . . . . . .          (9,505)      (133,253)      (159,555)      (134,850)      (239,684)
Total loan repayments. . . . . . . . . . . .         (54,701)      (112,556)      (176,015)      (232,099)      (263,552)
Other net changes(2) . . . . . . . . . . . .           4,021        (56,206)       (33,833)        (1,213)        (9,645)
                                                    --------      ---------      ---------      ---------      ---------
Net increase (decrease) in
   loans receivable. . . . . . . . . . . . .        (564,711)      (297,227)      (156,804)      (269,587)      (281,865)
Mortgage-backed securities:
    Received in exchange
        for loans. . . . . . . . . . . . . .           9,505        133,253        159,555        134,850        239,684
    Purchased. . . . . . . . . . . . . . . .          38,432        188,157        169,082          7,502         16,433
    Sold . . . . . . . . . . . . . . . . . .        (195,047)      (233,232)      (283,871)      (402,520)      (161,807)
    Repayments . . . . . . . . . . . . . . .         (10,294)       (21,106)       (16,215)       (73,634)       (83,113)
    Other net changes(2) . . . . . . . . . .            (379)             3            448            (16)            67
                                                   ---------      ---------      ---------      ---------      ---------
    Net (decrease) increase
       in mortgage-backed
       securities. . . . . . . . . . . . . .        (157,783)        67,075         28,999       (333,818)        11,264
                                                   ---------      ---------      ---------      ---------      ---------
    Net (decrease) increase
       in loans and mortgage-
       backed securities . . . . . . . . . .       $(722,494)     $(230,152)     $(127,805)     $(603,405)     $(270,601)
                                                   ---------      ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------      ---------

____________
(1) Amount represents the net change in passbook loans, mobile home loans, overdraft loans and other unsecured loans.
(2) Includes in-substance foreclosures, changes in loans in process, deferred income and/or other changes.

     CONTINGENT PAYMENT

     The Bank has a right to receive a contingent payment based upon the actual performance of certain multi-family, commercial and industrial real estate loans ("Contingent Portfolio") transferred to Glendale Federal to the extent that such loans are repaid or otherwise finally resolved by June 30, 1998 ("Resolved Loans"). The amount of such contingent payment, if any, will equal 50% of the amount by which the aggregate net proceeds collected by Glendale Federal on Resolved Loans exceed the agreed upon aggregate base amount assigned to such loans as of the closing date after taking into account interim costs or recoveries as provided in the Purchase Agreement. At June 23, 1995, the closing date of the Glendale Federal transaction, loans in the Contingent Portfolio had an aggregate unpaid principal balance of $184 million and a net book value of $182 million. The Contingent Portfolio has an agreed upon aggregate base amount of $172 million as of June 23, 1995. Under the Purchase Agreement, Glendale Federal is entitled to treat the Contingent Portfolio as its sole property and is free to determine whether to hold, sell, foreclose upon or otherwise deal with loans in the Contingent Portfolio without regard to the impact, if any, of such action on the contingent payment. The Bank will not be entitled to any contingent payment based upon Contingent Portfolio loans paid or otherwise finally resolved after June 30, 1998. There are no assurances as to whether the Bank will receive any contingent payment, or if it does, the amount of such contingent payment.

     MULTIFAMILY AND COMMERCIAL REAL ESTATE LENDING

     In the past, the Bank has originated permanent loans secured by multifamily properties and commercial and industrial properties, including office buildings, retail centers, hotels/motels, land and other properties with income producing capabilities ("commercial real estate loans"). In the past, commercial real estate loans were originated by the Bank for its portfolio and, to a limited extent, for sale to others. During the fiscal years ended June 30, 1995 and 1994, the Bank originated commercial real estate loans only for the purpose of restructuring existing loans and to facilitate the sale of real estate owned by the Bank or by its real estate subsidiary, Uni-Cal Financial Corporation ("Uni-Cal"). Originations of loans secured by multifamily properties totaled
$6.0 million in fiscal 1995 compared to $10.9 million in fiscal 1994. Originations of commercial real estate loans totaled $1.8 million in fiscal 1995 compared to $22.0 million in fiscal 1994.

     Multifamily and commercial real estate loans generally entail significant additional risks as compared to single family residential mortgage lending. Each loan, including loans to restructure existing loans and to facilitate the sale of real estate owned, is subject to the Bank's underwriting standards, which generally include an evaluation of the creditworthiness and reputation of the borrower, the amount of the borrower's equity in the project as determined on the basis of appraisal, sales and leasing information on the property and cash flow projections. Effective June 30, 1995, all originations, modifications, renewals or other extensions of credit of multifamily and commercial real estate loans in excess of $500,000 are required to be approved by the Board of Directors.

     CONSTRUCTION LENDING

     The Bank has in the past provided construction loan financing for residential (both single family and multifamily) and commercial real estate projects. The Bank sold its remaining construction loan in the Asset Sales.

     LOANS-TO-ONE-BORROWER LIMITATIONS


     With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% of such capital and surplus for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral." At June 30, 1995, the maximum amount which the Bank could have loaned to any one borrower (and related entities) was $374 thousand, compared to $7.1 million at June 30, 1994.

REAL ESTATE OWNED

     Following the Asset Sales and the Glendale Federal transaction, the Bank retained approximately $24.6 million of commercial real estate owned (REO) properties acquired upon default of the borrowers. The Bank's three REO properties as of June 30, 1995 were:

     TRUMAN ANNEX: In 1991, the Bank acquired title to several land parcels in Key West, Florida totaling seven acres, together with an unimproved marina and a
26.4 acre island located 500 yards offshore. The property is within a master planned development known as Truman Annex, a historical site once owned by the Navy. While no improvements existed on the property at the time it was acquired by the Bank, it was approved for specific entitlements under a development agreement and other related agreements with the City of Key West and the State of Florida.

     On December 31, 1993, the Bank entered into a purchase and sale agreement with a third party purchaser providing the purchaser with an option to purchase the Truman Annex property for an aggregate purchase price of $19.5 million plus a $2.0 million reimbursement for infrastructure developments funded by the Bank. The agreement provides for the purchase of the property in phases over the course of three years, with financing to be made available with each parcel. As of June 30, 1995, the purchaser had purchased approximately 60% of the property for a purchase price of approximately $11.3 million.

     At June 30, 1995, the 22-slip marina and 83 residential lots on the island remained to be sold. Under the purchase agreement, the purchaser has the option to purchase the remaining residential lots by March 31, 1996 for an aggregate purchase price of $9.7 million, including the infrastructure payment. Under the agreement, the purchaser also may acquire the marina for $1.5 million on or before March 31, 1996 and has a right of first refusal on such marina until March 1998. Under the purchase agreement, the Bank is required to provide loans aggregating approximately $6.3 million, with scheduled payment reductions in March 1997 and March 1998 and the balance maturing in March 1999.

     BROADWAY TRADE CENTER: This asset is a commercial property in downtown Los Angeles, California known as the Broadway Trade Center. The structure has six full stories and three partial stories above the sixth floor. Since its prior status as a department store, the property has been used for ground floor retail uses, garment manufacturing, office and storage. At June 30, 1995, the property was 70% occupied based on the space available for rent. The Bank filed a declaratory relief action in July 1994 to confirm its exclusive right to three land leasehold interests representing approximately 28% of the underlying land interests. In addition to its leasehold interests, the Bank and its subsidiary own approximately 82% of the property in fee simple absolute. The Bank also currently is attempting to resolve outstanding delinquent property taxes with the County of Los Angeles and to successfully conclude outstanding litigation. See "Item 3. -- Legal Proceedings."

     During fiscal 1995, the Bank's principal efforts on this property related to seeking a conditional use permit (CUP) allowing for 360,000 square feet of garment manufacturing on floors three through nine. The CUP was granted in June 1995 and a subsequent appeal was denied in September 1995. There is an additional period to appeal this denial; however, the Bank expects the CUP issue to be resolved by the end of calendar 1995. Upon favorable resolution of the CUP appeal, the building will be marketed for lease up and thereafter will be marketed for sale. It is anticipated that any such sale would not happen until at least the Company's 1997 fiscal year. At June 30, 1995, the book value of the Broadway Trade Center was $13.9 million.

     RENAISSANCE II: Renaissance II is a Delaware limited liability company of which the Bank and its subsidiary are the only members. Renaissance II is currently in the process of converting a 115-unit apartment complex in Pacoima, California to condominium ownership. To date, 34 units have been sold to individual homeowners at prices ranging from $80,000 to $120,000. The property is subject to a first trust deed held by an institutional investor with an unpaid principal balance as of September 1, 1995 equal to approximately $5,450,000.

CLASSIFICATION OF ASSETS

     To comply with regulatory requirements, the Bank uses a seven grade system to classify its assets. The current grades are Pass-1, Pass-2, Pass-3, Special Mention, Substandard, Doubtful and Loss. The OTS has stated that classified assets (comprised of Substandard, Doubtful and Loss assets) will be the standard measure used in expressing the quality of a financial institution's loan portfolio and other assets. A brief description of these classifications follows:

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

     At June 30, 1995, the Bank had total classified assets of $27.2 million, consisting of one loan and three REO properties. The loan is also considered a "troubled, collateral-dependent loan."

ASSET SALES HOLDBACKS

     In connection with the Asset Sales, the Bank deposited approximately $3.6 million in escrow for potential representation and warranty breaches. Under the purchase agreements, the Bank is required either to compensate the purchaser for such breaches or to repurchase the loan that is the subject of the breach. In September 1995, the Bank repurchased a loan from one of the institutional purchasers in the Asset Sales. The loan has an unpaid principal balance of $2.7 million and was repurchased at a price of $2.3 million. The loan is secured by a 179-unit motel in Phoenix, Arizona, matures in December 1996 and has a current interest rate of 10.50%.

     As of September 26, 1995, a total of approximately $967 thousand remained in escrow. Of this amount, $345 thousand remained in one escrow subject to a claim by the bulk purchaser that a representation and warranty was breached with respect to one loan. The Bank has taken the position that the purchaser waived any breach by foreclosing on the asset. Recovery of the remaining funds may require negotiation or litigation. A second escrow which currently holds $622 thousand expires in mid-December 1995 and to date has had claims made totaling approximately $155 thousand. At June 30, 1995, the Bank had established a reserve of $400 thousand to cover potential claims for breaches of representations and warranties.

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

     At June 30, 1995, the Bank's investment securities portfolio totaled
$2.5 million and consisted entirely of government and government agency securities and FHLB stock, all of which had maturities or were redeemable by the Bank within ten years or less.

     The following table sets forth the composition of the Bank's investment securities portfolio at the dates indicated.

                                                                                  JUNE 30,
                                                     -------------------------------------------------------------------
                                                       1995           1994          1993          1992            1991
                                                     --------       --------      --------      --------        --------
                                                                           (DOLLARS IN THOUSANDS)
Overnight funds. . . . . . . . . . . . . . .          $1,000         $3,000        $ 3,000       $ 10,000       $  7,000
Certificates of deposit, bankers'
   acceptances and corporate
   obligations . . . . . . . . . . . . . . .              --             --             --             --         11,554
United States government and
    government agency securities . . . . . .           2,499         62,119         62,736        318,841        106,880
FHLMC and FHLB stock . . . . . . . . . . . .             100          5,420          6,643         27,983         26,650
                                                      ------        -------        -------       --------       --------
       Total . . . . . . . . . . . . . . . .          $3,599        $70,539        $72,379       $356,824       $152,084
                                                      ------        -------        -------       --------       --------
                                                      ------        -------        -------       --------       --------

     As of June 30, 1995, all of the Bank's investment securities matured in one year or less and the weighted average yields of those securities were as follows:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                          AMOUNT       YIELD
                                                        -----------------------
                                                         (DOLLARS IN THOUSANDS)
               Overnight funds . . . . . . . . . . .       $1,000      5.5%
               U.S. Government and
                    government agency securities . .       $2,499      5.0%
               FHLB stock (1). . . . . . . . . . . .       $  100      4.5%

____________
(1) The weighted average yield on FHLB stock has been estimated based upon recent dividends received.

SOURCES OF FUNDS

     DEPOSITS

     The Bank prefers to use deposits as the principal source of funds for supporting its investment activities, since the cost of these funds generally is less than that of borrowings or other funding sources with comparable maturities. Deposits totaled $34.2 million, $848.0 million and $1.0 billion at June 30, 1995, 1994 and 1993, respectively. The significant deposit decrease in fiscal 1995 is attributable to the Glendale Federal transaction, which involved the sale of 13 retail banking offices. The Bank continues to operate one retail banking office in downtown Los Angeles.

     Deposit flows are affected by general economic conditions. Funds may flow from depository institutions such as savings banks into direct vehicles such as government and corporate securities or other financial intermediaries. The ability of the Bank to attract and keep deposits will continue to be affected by money market conditions, prevailing interest rates and other factors. In addition, the Bank is restricted until June 23, 1998 from operating other branch locations using the Union Federal or UnionFed name without the consent of Glendale Federal.

     The Bank's savings deposits traditionally have been obtained primarily from the areas in Southern California surrounding its branch offices. However, in the past, the Bank also obtained deposits from outside its primary market area through the use of national securities firms ("brokered deposits"). Such deposits acquired by the Bank generally had longer maturities, but with higher rates, than were typically available through retail branches. An institution that fails to meet its minimum capital requirements, such as the Bank, is prohibited from accepting or renewing brokered deposits. Total brokered deposits were $4.7 million at June 30, 1995, or 13.7% of total deposits, and carried a weighted average interest rate of 11.8%. At June 30, 1994, such amount was $5.1 million, or 0.6% of total deposits, and at June 30, 1993, such amount was $23.0 million, or 2.3% of total deposits. The Bank intends to continue to phase out its brokered deposits at the respective scheduled maturity date.

     The following table sets forth the amounts of savings deposits in various types of savings programs at the dates indicated.

                                                                                AT JUNE 30,
                                                   ---------------------------------------------------------------------
                                                      1995           1994          1993           1992           1991
                                                   ----------     ----------    ----------     ----------     ----------
                                                                          (DOLLARS IN THOUSANDS)
     Passbook. . . . . . . . . . . . . . . .         $ 4,146       $ 58,303     $   61,224     $   69,051     $   60,761
     Money market passbook . . . . . . . . .             636         92,183        144,782        213,095        167,630
     Market access checking. . . . . . . . .             261         74,135         86,480         98,169         93,776
     Premium market access checking. . . . .             722         12,648         14,330         15,844         20,918
     Jumbo certificates(1) . . . . . . . . .           7,284         20,913         58,659         79,840        151,052
     2-8 month certificates. . . . . . . . .           3,049         80,696        118,136        231,471        324,266
     9-12 month certificates . . . . . . . .           7,800        123,883        162,712        210,865        303,517
     13-29 month certificates. . . . . . . .           5,936        301,017        298,640        269,474        372,790
     30-120 month certificates . . . . . . .           4,336         82,591         73,911        108,219         68,493
     All other fixed rate certificates . . .              --          1,588          3,172          2,339          2,108
                                                     -------       --------     ----------     ----------     ----------
     Total deposits. . . . . . . . . . . . .         $34,170       $847,957     $1,022,046     $1,298,367     $1,565,311
                                                     -------       --------     ----------     ----------     ----------
                                                     -------       --------     ----------     ----------     ----------


(1) At June 30, 1995, jumbo certificates (deposit certificates of $100,000 or more) ranged in maturity from 30 days to 5 years.

BORROWINGS

     The Bank traditionally utilized borrowings from the FHLB of San Francisco as a significant source of funds, but has reduced those borrowings during the past two fiscal years. The Bank from time to time has employed reverse repurchase agreements as a source of additional funds. There were no reverse repurchase agreements outstanding at June 30, 1995.

     The following table sets forth information concerning the Bank's FHLB advances and other borrowings at the dates indicated. At June 30, 1995, no such borrowings were outstanding.

                                                                               JUNE 30,
                                                        -------------------------------------------------------
                                                           1994           1993           1992           1991
                                                        ----------     ----------     ----------     ----------
                                                                        (DOLLARS IN THOUSANDS)
          FHLB advances . . . . . . . . . . . . . . .     $13,000       $100,000       $250,000       $350,000
          Medium-term notes . . . . . . . . . . . . .          --             --          7,000          7,000
          Other borrowings:
              Reverse repurchase agreements                    --             --             --         85,461
              Mortgage-backed bonds . . . . . . . . .       1,933          3,538          5,104          6,254
              Real estate loans . . . . . . . . . . .           4            741          6,435         16,648
              Other . . . . . . . . . . . . . . . . .         527            544          1,654          1,000
                                                          -------       --------       --------       --------
          Total borrowings. . . . . . . . . . . . . .     $15,464       $104,823       $270,193       $466,363
                                                          -------       --------       --------       --------
                                                          -------       --------       --------       --------

          Weighted average rate on borrowings
            during the period . . . . . . . . . . . .       5.94%          8.20%          8.56%          8.46%
          Total borrowings as a percentage of
            total deposits. . . . . . . . . . . . . .       1.82%         10.26%         20.81%         29.79%
          Total borrowings as a percentage of
            total assets. . . . . . . . . . . . . . .       1.71%          9.02%         16.45%         21.66%

     The following table sets forth certain information with respect to the Bank's short-term borrowings.

                                                                                  YEAR ENDED JUNE 30,
                                                                        ---------------------------------------
                                                                           1995          1994           1993
                                                                        ----------    ----------     ----------
                                                                                     (DOLLARS IN THOUSANDS)
FHLB advances with original maturities less than one year:
   Average balance outstanding during the period. . . . . . . . . . .    $ 6,470        $29,583       $ 19,643
   Maximum amount outstanding at any month-end during the period. . .     13,000         50,000        100,000
   Weighted average interest rate on maximum amount
      outstanding at any month-end during the period. . . . . . . . .      3.95%          3.71%          3.71%
Securities sold under agreements to repurchase:
   Average balance outstanding during the period. . . . . . . . . . .    $ 4,774        $ 6,989       $  1,848
   Maximum amount outstanding at any month-end during the period. . .     12,258         59,095             --
   Weighted average interest rate on maximum amount outstanding at
      any month-end during the period . . . . . . . . . . . . . . . .      5.75%          3.29%            N/A
Total other short-term borrowings:
   Average balance outstanding during the period. . . . . . . . . . .    $    44        $   101       $  4,023
   Maximum amount outstanding at any month-end during period. . . . .        525            406          6,653
   Weighted average interest rate on maximum amount outstanding
      during the period . . . . . . . . . . . . . . . . . . . . . . .       8.0%         11.00%          7.35%

SUBSIDIARY ACTIVITIES

     Federal savings institutions may make limited investments in the capital stock, obligations or other securities of certain types of subsidiaries (referred to as "service corporations") and may make loans (subject to limitations) to such corporations and joint ventures in which they participate. At June 30, 1995, the Bank's aggregate investment in service corporations was $252 thousand. As of June 30, 1995, three of the Bank's subsidiaries held real property assets, but otherwise all subsidiaries were inactive.

COMPETITION

     The Bank faces strong competition both in attracting deposits and in making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions such as Home Savings of America and from commercial banks such as Bank of America located in its principal market area, including many large financial institutions based in other parts of the country or their subsidiaries. In addition, the Bank faces additional significant competition for investors' funds from alternative investments such as mutual funds and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability generally to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

EMPLOYEES

     At June 30, 1995, the Company had 8 full-time employees, down from 254 employees at June 30, 1994. The Company provides its employees with basic and major medical insurance, life insurance, accident insurance, sick leave and an employee funded 401(k) plan.

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

     A savings institution with assets in excess of $500,000,000 (a "large savings institution") that fails to satisfy the applicable definitional tests for treatment as a qualifying savings institution is not permitted to use a reserve method in accounting for bad debts and is instead required to use the specific charge-off method in reporting deductions for bad debts. Furthermore, a large savings institution that ceases to be a qualifying savings institution is required to recapture (i.e., report as income) an amount equal to its reserve for bad debts existing at the close of the tax year preceding the year in which the savings institution ceased to be a qualifying savings institution. Under special provisions of the Code, however, such an institution generally will be eligible to carryback net operating losses attributable to the specific charge-off of bad debts during taxable years beginning after December 31, 1986 and before January 1, 1994 to the 10 years preceding the loss. Until the tax year ended September 30, 1992, the Bank qualified as a qualifying savings institution. For the tax year ended September 30, 1992, the Bank constituted a large savings institution that did not qualify as a qualifying savings institution. As a result, the tax loss incurred in 1992 was carried back 10 years. The tax bad debt reserve of $8.6 million is being recognized as taxable income over the six-year period beginning October 1, 1992. However, for the tax year ended September 30, 1993, the Company requalified as a qualifying savings institution and is therefore eligible to use the reserve method of accounting for claiming bad debt deductions.

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

     The Company uses a tax year ending September 30. The Company's tax returns have been examined by the Internal Revenue Service ("IRS") through September 30, 1993. The Company is waiting on the final review of the refund claim and tax examination, which may result in a refund from the Internal Revenue Service in an amount of approximately $1.0 million. The Company has been advised that the refund has been approved at the field examination level and is being reviewed by the Joint Committee on Taxation. The Company expects that this refund, if any, would be paid in the fourth quarter of calendar 1995 or first quarter of calendar 1996. There can be no assurance that this refund will be approved.

     STATE. For taxable years ending before December 31, 1995, the Company is subject to a variable rate California franchise tax, computed under a formula which results in a rate higher than the rate applicable to nonfinancial corporations because it reflects an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Company). The variable tax rate for the taxable year 1994 was 11.47% and for taxable years ending in 1995 (but before December 31, 1995) is approximately 11.48%. For taxable years ending on or after December 31, 1995, the California franchise tax on financial corporations, such as the Company, will be equal to the franchise tax rate on non-financial corporations plus 2%. The Company and its subsidiaries file California franchise tax returns on a combined reporting basis.

     The Company's tax returns have been audited by the California Franchise Tax Board through September 30, 1988. For the tax years September 30, 1983 and September 30, 1985 through September 30, 1988, the Franchise Tax Board has raised issues which are being protested by the Company. The Company does not expect any additional liability resulting from these issues.

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

     CORE CAPITAL OF AT LEAST 3% OF ADJUSTED TOTAL ASSETS. Core capital consists of tangible capital plus (1) purchased credit card relationships, as long as they do not exceed 25% of core capital and, when aggregated with purchased mortgage servicing rights, do not exceed 50% of core capital; and (2) any core deposit premium in existence on March 4, 1994 whose inclusion in core capital is grandfathered by the OTS. At June 30, 1995, the Bank had no core deposit premium on its balance sheet.

     TOTAL CAPITAL OF AT LEAST 8% OF RISK-WEIGHTED ASSETS. Total capital includes both core capital and "supplementary" capital items deemed less permanent than core capital, such as subordinated debt and general loan loss allowances (subject to certain limits). However, equity investments (with the exception of investments in subsidiaries and investments permissible for national banks) and portions of certain high-risk land loans and nonresidential construction loans must be deducted from total capital. At least half of total capital must consist of core capital.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the OTS and the federal bank regulatory agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and risks of nontraditional activities. The OTS has implemented a final regulation that requires a deduction from total capital by any savings institution that is projected to experience a two percent decline in net portfolio value in the event interest rates were to increase or decrease immediately by two percentage points. Net portfolio value is defined as the net present value of the expected cash flows from the institution's assets, liabilities and off balance sheet contracts. The amount of the deduction from the total capital would be one-half of the amount by which the decline in net portfolio value exceeds two percent of the present value of the institution's assets.

     As of August 23, 1995, an institution whose prompt corrective action category is reduced by the application of the OTS' interest rate risk component may request an adjustment to its capital requirement if it is able to demonstrate that the accuracy of the OTS' estimate of interest rate risk exposure can be materially improved through the use of more refined data or more appropriate assumptions tailored to the specific institution. Additionally, well-capitalized institutions may request to use their own internal interest rate risk model in place of the OTS model in calculating its interest rate risk capital requirements. The internal model must meet certain OTS standards, including reasonable assumptions about future interest rates, prepayment rates for assets and attrition rates for liabilities.

     As of August 31, 1995, the amount of risk-based capital that may be required to be maintained by the institution for recourse assets cannot be greater than the total of the recourse liability. Thus, whenever the above method of calculating risk-based assets including assets sold with recourse would result in a capital charge greater than the institution's maximum recourse liability, the institution's risk-based capital requirement will be increased by the institution's maximum recourse liability. Moreover, qualified savings associations may include in their risk-weighted assets, for the purpose of capital standards and other capital measures, only the amount of retained recourse of small business obligation transfers multiplied by the appropriate risk weight percentage. The regulation sets reserve requirements and aggregate limits for recourse held under the modified treatment. Only well-capitalized institutions and adequately capitalized institutions with OTS permission may use this reduced capital treatment.

     At June 30, 1995, the Bank had a tangible capital ratio of 5.02%, a leverage (core) capital ratio of 5.02%, and a risk-based capital ratio of 7.52%. Accordingly, the Bank did not meet the industry minimum capital requirements, which require a risk-based capital ratio of 8%. As a result, the Bank is subject to a number of sanctions similar to but less restrictive than the sanctions under the Prompt Corrective Action system, described below, and to a requirement that the OTS be notified of any changes in the Bank's directors or senior executive officers.

FDICIA PROMPT CORRECTIVE ACTION REQUIREMENTS

     FDICIA required the OTS to implement a system requiring regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. The OTS established specific capital ratios for five separate capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

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

     An institution's capital category is based on its capital levels as of the most recent of the following dates: (1) the date the institution's most recent quarterly Thrift Financial Report ("TFR") was required to be filed with the OTS;
(2) the date the institution received from the OTS its most recent final report of examination; or (3) the date the institution received written notice from the OTS of the institution's capital category. If subsequent to the most recent TFR or report of examination a material event has occurred that would cause the institution to be placed in a lower capital category, the institution must provide written notice to the OTS within 15 days of such event, and the OTS shall determine whether to change the association's capital category. As a result of the Bank's TFR for the quarter ended June 30, 1995, which was required to be filed on August 1, 1995, the Bank is considered to be undercapitalized as of August 1, 1995, and is subject to the sanctions applicable to undercapitalized institutions (described below).

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

     The OTS is requiring the Bank to report monthly regarding its financial condition, financial projections and the current status of its remaining assets. To date, the OTS has not required the filing of a capital restoration plan by the Bank despite its "undercapitalized" status.

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

     MINIMUM ACCEPTABLE STANDARDS. FDICIA required the OTS to prescribe minimum acceptable operational and managerial standards, and standards for asset quality, earnings, and valuation of publicly-traded shares, for depository institutions. Such standards were to be effective no later than December 1, 1993, but were finalized only as of July 10, 1995. The standards were implemented as Guidelines Establishing Standards for Safety and Soundness, rather than as regulations. The Safety and Soundness Guidelines cover internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and employee compensation.

     Any institution that fails to meet any regulations promulgated under the FDICIA requirement must submit a plan for corrective action within 30 days. Any institution that fails to meet any of the Guidelines may be required to submit such a plan of compliance. If a savings institution fails to submit or implement an acceptable plan as required or requested, the OTS must order it to correct the safety and soundness deficiency, and may restrict its rate of asset growth, prohibit asset growth entirely, require the institution to increase its ratio of tangible equity to assets, restrict the interest rate paid on deposits to the prevailing rates of interest on deposits comparable amounts and maturities, or require the institution to take any other action that the OTS determines will better carry out the purpose of prompt corrective action. Imposition of these sanctions is within the discretion of the OTS in most cases but is mandatory if the savings institution commenced operations or experienced a change in control during the 24 months preceding the institution's failure to meet the safety and soundness standards, or underwent extraordinary growth during the preceding 18 months.

     The Guidelines require institutions to closely monitor regulatory compliance and establish procedures to ensure effective risk assessment and asset management. These internal controls and information systems must be reviewed by independent, qualified and objective persons and institutions must document the audits and actions taken to correct deficiencies. Also, the auditors must, themselves, be reviewed by the institution's board of directors or audit committee. The proposal also requires that loan documentation and credit underwriting procedures enable the institution to make informed decisions on risk, monitor loans, borrowers and the source of payments, and ensure the legality of loans as well as the enforceability of claims against a borrower. They must also take account of credit and interest rate risk and engage only in transactions appropriate to the size of the institution and the nature and scope of its activities. Asset growth must reflect consideration of the source of funds that support growth as well as the effect of the growth on credit risk, interest rate risk and the institution's capital. The proposed regulation also requires that institutions make no payments of compensation, fees or benefits that are excessive or could lead to material financial loss.

     The Company requested a waiver for fiscal 1995 from the FDIC and the OTS regarding the filing of the annual report under Part 363 of FDICIA due to the drastic reduction in the Company's asset base causing the Company to fall below the regulatory guideline requirements. The Company received notification from the FDIC that both the FDIC and the OTS saw no compelling safety and soundness reason for recommending action against Union Federal Bank if it does not file the annual report required under Part 363 of FDICIA.

ACTIVITIES RESTRICTIONS NOT RELATED TO CAPITAL COMPLIANCE

     QUALIFIED THRIFT LENDER TEST. The qualified thrift lender ("QTL") test requires that, in at least nine out of every twelve months, at least 65% of a savings bank's "portfolio assets" must be invested in a limited list of qualified thrift investments, primarily investments related to housing loans.
If the Bank fails to satisfy the QTL test and does not requalify as a QTL within one year, the Company must register and be regulated as a bank holding company, and the Bank must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. At June 30, 1995, the Bank had no such qualifying assets as a result of the Asset Sales and the Glendale Federal transaction. The Bank expects to be out of compliance with the QTL test as of September 30, 1995.

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

     INVESTMENTS AND LOANS. In general, federal savings associations such as the Bank may not invest directly in equity securities, debt securities that are not rated investment grade, or real estate, other than real estate used for the institution's offices and related facilities. Indirect equity investment in real estate through a subsidiary is permissible, but subject to limitations based on the amount of the institution's assets, and the institution's investment in such a subsidiary must be deducted from regulatory capital in full or (for certain subsidiaries owned by the institution prior to April 12, 1989) phased out of capital by no later than July 1, 1996. Loans to a single borrower are generally limited to 15% of the institution's "unimpaired capital and surplus," which is similar, but not identical to total capital. Aggregate loans secured by nonresidential real property are generally limited to 400% of the institution's total capital.

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

     The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's total capital, and the aggregate of nonconforming loans secured by real estate other than 1-4 family property should not exceed 30% of total capital.

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

     INSURANCE PREMIUM ASSESSMENTS. FDICIA requires the FDIC to implement a risk-based assessment system, under which an institution's assessment will be based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. The average assessment rate under the risk-based system may not be less than 0.18% of deposits until January 1, 1997. The FDIC may impose higher assessments as it deems appropriate based on the reserves of the SAIF. The FDIC has adopted a regulation that implements the risk-based assessment system that became effective January 1, 1993.

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

     The same schedule also applied to BIF member institutions until the BIF reached its designated reserve ratio of 1.25% on May 31, 1995. Once the BIF reached its designated reserve ratio, a second BIF assessment rate schedule became applicable. The new schedule became effective on June 1, 1995. The assessment rate for BIF deposits is set at the following percentages of deposits:

                                   Group A        Group B        Group C
                                   -------        -------        -------
          Well
          Capitalized                4              7                21

          Adequately
          Capitalized                7             14                28

          Undercapitalized          14             28                31

     Under current law, the SAIF has three major obligations: to fund losses associated with the failure of institutions with SAIF-insured deposits; to increase its reserves to 1.25% of insured deposits over a reasonable period of time; and to make interest payments on debt incurred to provide funds to the former FSLIC ("FICO debt").

     The SAIF has not yet reached its designated reserve ratio of 1.25% and it is not anticipated that the SAIF will be fully recapitalized without assistance before 2002. One reason that the BIF was able to be recapitalized well before the SAIF is that the BIF does not have an obligation to pay interest on the FICO debt.

     As a result of the reduction of the BIF deposit assessment rate, savings associations will be subject to significantly higher assessment rates for an extended period of time, which may adversely affect their ability to compete with BIF insured institutions. However, legislative measures that would address the assessment rate disparity are currently being considered by the United States Congress. Among such measures being considered is a one time charge on savings associations to recapitalize the SAIF. Such an assessment could have an adverse affect on a savings association's earnings and capital in the year such an assessment is paid. Another measure under consideration would eliminate the savings association charter entirely and convert all federal savings associations, such as the Bank, to national banks.

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

     A new three-tier system of penalties against institutions and their institution-affiliated parties applies to violations of laws, regulations, orders and written agreements with regulators. Simple violations may result in a maximum daily penalty of $5,000, while violations, breaches of duty, or reckless practices that are part of a pattern or are likely to cause more than minimal loss (or result in gain to the wrongdoer) are subject to a $25,000 daily penalty. Knowing violations, practices or breaches that cause a substantial loss to the institution or substantial gain to the wrongdoer are subject to a $1,000,000 daily penalty for an institution-affiliated party or the lesser of $1,000,000 or 1% of total assets per day for an institution.

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

     The OTS in recent years issued Regulatory Bulletins 31 and 32 (RB31 and
RB32) which set criteria for determining, valuing and classifying troubled collateral-dependent loans. RB31 defines a troubled collateral-dependent loan as a loan in which proceeds for repayment can be expected to come only from the operation and sale of the collateral.

     RB32 then requires all troubled collateral-dependent loans to be carried at the fair value of the collateral.

     GVAs for loan and lease losses are included within regulatory capital for certain purposes and up to certain limits, while specific allowances and GVAs held against assets other than loans and leases are not included at all.

     The OTS and the other federal banking agencies have adopted a statement of policy regarding the appropriate levels of GVAs for loan and lease losses that institutions should maintain. Under the policy statement, examiners will generally accept management's evaluation of the adequacy of GVAs if the institution has maintained effective systems and controls for identifying and addressing asset quality problems, analyzed in a reasonable manner all significant factors that affect the collectibility of the portfolio, and established an acceptable process for evaluating the adequacy of GVAs. However, the policy statement also provides that OTS examiners will review management's analysis more closely if GVAs for loan and lease losses do not equal at least the sum of (a) 15% of assets classified as substandard, (b) 50% of asset classified as doubtful, and (c) for the portfolio of unclassified loans and leases, an estimate of credit losses over the following twelve months based on the institution's average rate of net charge-offs over the previous two or three years on similar loans, adjusted for current trends and conditions. The Company does not anticipate that the GVA policy statement will have a material impact on the Bank's results of operations or financial condition.

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

     In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based on an examination conducted during March 1995, the Bank was rated satisfactory.

     The OTS and the other federal banking agencies adopted substantive amendments to their CRA regulations on May 4, 1995, effective July 1, 1995. Evaluation under the amended regulations becomes mandatory on July 1, 1997, while related data collection and reporting requirements are effective on January 1, 1996 and January 1, 1997, respectively. The regulations replace the current assessment system, which is based on the adequacy of the processes that an institution has established to comply with the CRA, with a new system based on the institution's performance in making loans and investments and maintaining branches in low- and moderate-income areas within the communities that it serves.

     Further changes to the CRA rules are contemplated in the "Financial Institutions and Regulatory Relief Act of 1995," which has not yet been passed into law. The Regulatory Relief Act would increase consumer input into CRA exams, make CRA an element of safety and soundness evaluation, provide CRA exemptions and relaxed procedures for smaller institutions, reduce the data collection requirements contained in the recently amended CRA regulations, and provide a "safe-harbor" in the applications process for merger, acquisitions and other transactions for institutions with a "satisfactory" CRA rating on their most recent examination.

FEDERAL HOME LOAN BANK SYSTEM

     The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, the Bank is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances from the FHLB of San Francisco. At
June 30, 1995 the Bank was in compliance with this requirement with an investment in the stock of the FHLB of San Francisco of $100 thousand. Long-term FHLB advances may be obtained only for the purpose of providing funds for residential housing finance and all FHLB advances must be secured by specific types of collateral.

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

     OTS regulations also require each member institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawal accounts plus short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. The liquidity ratio of the Bank at June 30, 1995 was 13.17%, which exceeded the applicable requirement.

FEDERAL RESERVE SYSTEM

     The FRB requires savings institutions to maintain reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks) and non-personal time deposits. These reserves do not earn interest. For the calculation period including June 30, 1995, the Bank was in compliance with this requirement. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the Bank's liquidity requirements discussed above.

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

ITEM 2.  PROPERTIES.

     The Company leases the land and improvements for its one retail banking office, which also serves as the Company's executive office. For additional information regarding the Company's office and equipment and minimum future lease payments, see Notes 7 and 15 of Notes to Consolidated Financial Statements in Item 8 hereof. The net book value of the leased branch office totaled $242 thousand at June 30, 1995. The net book value of the Bank's furniture and fixtures was $101 thousand at June 30, 1995.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a defendant in various legal actions arising in the ordinary course of business which are not material to the Company. At June 30, 1995, the Company was involved in the following additional legal proceedings:

     In DOYLE V. HILL AND UNION FEDERAL BANK, the plaintiff alleges the Bank and a former loan officer conspired with the general partner of a limited partnership of which the plaintiff was a limited partner to defraud the plaintiff by misappropriating construction loan proceeds advanced to the partnership by the Bank. The court recently granted summary judgment in favor of the Bank and awarded the Bank over $500,000 in attorneys' fees payable by the plaintiff. The plaintiff has informed counsel for the Bank that plaintiff intends to appeal the judgment against him.

     In HARBOUR PLACE CONDOMINIUMS ASSOC. V. HARBOUR PLACE DEVELOPMENT CORPORATION, ET AL., the plaintiff condominium association alleges a series of purported construction defects in the Harbour Place condominium project in Key West, Florida. The project was initially developed and sold by a limited partnership in which a subsidiary of the Bank was a limited partner and was later completed and the remaining units sold by a subsidiary of the Bank after a transfer of the property to such subsidiary in lieu of foreclosure. The Bank has denied the plaintiff's claims. The Bank has tendered the plaintiff's claims to its liability carriers, one of which has accepted the Bank's tender and is providing defense counsel subject to a reservation of rights under the Bank's liability policies.

     In UNION FEDERAL BANK V. BROADWAY TRADE CENTER, the Bank seeks a declaratory judgment regarding its possessory right to two ground leases and one ground sublease affecting the Broadway Trade Center. In addition to its leasehold interests, the Bank and its subsidiary hold title to approximately 82% of the property in fee simple absolute. In the litigation, the Bank seeks a judgment that its leases are in full force and effect following the Bank's foreclosure on such leases as security for a Bank loan made to a former owner. The lessor of such leases alleges that such leases are in default for various reasons, all of which the Bank contends are without merit. In addition, the Bank is seeking a judgment that the Bank is entitled to retain as liquidated damages the sum of $400,000 deposited with the Bank by a former owner of the property pursuant to the terms of an agreement with such owner which the Bank contends such owner breached. In a companion case entitled, SECURITY TRUST COMPANY V. UNION FEDERAL BANK, the plaintiff, representing the lessor of the three leases at issue in the BROADWAY TRADE CENTER litigation, has filed for unlawful detainer and damages with respect to such leases based on various alleged defaults, all of which the Bank contends are without merit. The plantiffs have demanded unpaid rent in the amount of $2.0 million plus an escalation factor based on the terms of the lease. There can be no assurance that the Bank will prevail in these matters.

     In UNION FEDERAL BANK V. LANDMARK INSURANCE CO., the Bank seeks to recover insurance proceeds from the defendant with respect to fire damage to the Broadway Trade Center property. The Bank claims that the defendant improperly distributed approximately $4 million in insurance proceeds directly to the Bank's borrower as owner of the property without notice to the Bank, notwithstanding that the Bank was named as an additional loss payee on the insurance policy. The defendant has moved for summary judgment contending that the statute of limitations is an absolute bar to the Bank's action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No items were submitted to a vote of security holders during the fiscal quarter ended June 30, 1995.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages and positions of the executive officers of the Company. Executive officers are elected annually and serve at the pleasure of the Board of Directors.

David S. Engelman   58         Chairman of the Board, President and Chief
                                    Executive Officer of UnionFed and the Bank
Ronald M. Griffith  49         Senior Vice President, General Counsel and
                                    Corporate Secretary of UnionFed and the Bank
Michelle X. Dean    33         Chief Financial Officer of UnionFed and the Bank

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

     Michelle X. Dean has been the Chief Financial Officer of the Company and the Bank since August 1995. She joined the Bank in May 1990 and served in various capacities in accounting, asset quality and loan service administration. Prior to joining the Bank, she was a manager with KPMG Peat Marwick.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Company's common stock has been traded on the New York Stock Exchange ("NYSE") under the trading symbol UFF. On or before October 17, 1995, the Company's common stock will be suspended from trading on the NYSE because the Company falls below the NYSE's continued listing criteria. Following such suspension, the Company expects its common stock to trade over the counter through one or more market makers. There can be no assurance that a public trading market will continue for the Company's common stock.

     At September 15, 1995, the Company had approximately 658 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 27,201,993 outstanding shares of common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sale prices per share of the common stock of UnionFed as reported on the New York Stock Exchange Composite Tape.

                                FISCAL 1995                                FISCAL 1994
                 ----------------------------------------   ----------------------------------------
                    4th        3rd       2nd        1st        4th        3rd       2nd        1st
                  Quarter    Quarter   Quarter    Quarter    Quarter    Quarter   Quarter    Quarter
                 --------   --------  --------   --------   --------  ---------  --------   --------
 High* . . . .   $0.375     $0.625    $0.625     $0.875     $1.75     $2.63      $2.25      $3.75
 Low*  . . . .   $0.031     $0.125    $0.375     $0.250     $0.75     $1.50      $1.63      $1.50

_____________
* Price per share is adjusted to give effect to the one-for-ten reverse stock split effected on August 18, 1993.

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

ITEM 6.  SELECTED FINANCIAL DATA

                UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED CONSOLIDATED FINANCIAL AND OPERATION DATA


                                                                   AT OR FOR
                                                              YEAR ENDED JUNE 30,
                                       ----------------------------------------------------------------
                                         1995         1994          1993          1992         1991
                                       --------      ---------    ----------   ----------    ----------
                                            (Dollars in thousands, except per share amounts)
FINANCIAL CONDITION AT END OF
  YEAR:

Total assets . . . . . . . . . . . .  $  37,156       $903,976   $1,161,945    $1,642,784     $2,152,756
Loans (excluding mortgage-backed
  securities)(1) . . . . . . . . . .      2,244        581,384      882,133     1,036,571      1,311,342
Mortgage-backed
  securities(1). . . . . . . . . . .         --        157,783       90,708        61,709        395,527
General valuation allowance
 for loan losses . . . . . . . . . .         --         14,429       17,951        15,585         20,769
Investments and cash (2) . . . . . .      8,301         65,119       63,736       328,841        125,434
Total nonperforming
 loans (3) . . . . . . . . . . . . .         --         22,125       18,978        53,375         66,479
REO (4). . . . . . . . . . . . . . .     24,623         39,234       54,962        85,599         89,449
Total nonperforming
 assets (5). . . . . . . . . . . . .     24,623         61,359       73,940       138,974        155,928
Total restructured loans (6) . . . .         --        113,676      162,532        82,032         23,174
Total classified assets (7). . . . .     27,226        213,010      266,092       301,343        460,114
Total loans delinquent 30-89 days. .         --         15,772       13,554        43,052         85,344
Core deposit intangible. . . . . . .         --          2,533        3,233         4,892          6,072
Capitalized loan servicing
 assets (8). . . . . . . . . . . . .         --            118        3,402         5,137         18,292
Deposits . . . . . . . . . . . . . .     34,170        847,957    1,022,046     1,298,367      1,565,311
Borrowed funds . . . . . . . . . . .         --         15,464      104,823       270,193        466,363
Stockholders' equity . . . . . . . .      2,001         34,685       17,042        49,126         71,254

SUMMARY OF OPERATIONS:

Total interest income. . . . . . . .     56,869         64,134   $   91,772    $  143,263     $  206,677
Less: interest expense . . . . . . .     36,210         36,297       65,973       113,940        170,783
                                        -------       --------   ----------    ----------     ----------
Net interest income. . . . . . . . .     20,659         27,837       25,799        29,323         35,894
Less: provision for estimated
 loan losses . . . . . . . . . . . .     14,382         14,350       18,603         6,666         25,127
                                        -------       --------   ----------    ----------     ----------
Net interest income after
 provision for estimated losses. . .      6,277         13,487        7,196        22,657         10,767
                                        -------       --------   ----------    ----------     ----------
Non-interest income:
   Loan servicing fees, net of
   amortization. . . . . . . . . . .        737            893          230         1,012          3,892
   Loan fees . . . . . . . . . . . .        320            832        1,375         1,918          1,872
   (Loss)/gain on sale of loans,
      mortgage-backed securities,
      investments and loan
      servicing. . . . . . . . . . .    (16,551)          (239)       7,655        11,165          2,465
   Gain on sale of branches. . . . .      4,668          1,496        1,315            --             --
   Other, net. . . . . . . . . . . .      2,527          2,488        3,181         4,421          1,720
                                        -------       --------   ----------    ----------     ----------
Total non-interest income. . . . . .     (8,299)         5,470       13,756        18,516          9,949
                                        -------       --------   ----------    ----------     ----------
Non-interest expense:
    General and administrative
      expense. . . . . . . . . . . .     25,689         29,006       30,910        36,328         42,053
   Real estate operations,
     net(9). . . . . . . . . . . . .      6,480         15,743       27,277        33,770         66,839
   Amortization of core
     deposit intangible. . . . . . .        790            662          845         1,181          1,046
                                        -------       --------   ----------    ----------     ----------
Total non-interest expense . . . . .     32,959         45,411       59,032        71,279        109,938
                                        -------       --------   ----------    ----------     ----------
Loss before income taxes . . . . . .    (34,981)       (26,454)     (38,080)      (30,106)       (89,222)
Income tax provision (benefit) . . .     (2,297)             3       (5,996)       (7,978)       (24,566)
                                        -------       --------   ----------    ----------     ----------
Loss . . . . . . . . . . . . . . . .  $ (32,684)      $(26,457)  $  (32,084)   $  (22,128)    $  (64,656)
                                        -------       --------   ----------    ----------     ----------
                                        -------       --------   ----------    ----------     ----------

                          SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                                              (CONTINUED)

                                                                        AT OR FOR
                                                                  YEAR ENDED JUNE 30,
                                        ---------------------------------------------------------------
                                          1995           1994         1993         1992          1991
                                        --------     ----------   ----------   ---------     ----------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
PER COMMON SHARE:(10)
Net income (loss) - primary............ $  (1.20)    $   (1.28)   $  (43.07)   $  (29.70)    $  (86.80)
Net income (loss) - fully
   diluted ............................    (1.20)        (1.28)      (43.07)      (29.70)       (86.80)
Book value - primary...................     0.08          1.28        22.88        66.00         95.70
Book value - fully diluted.............     0.08          1.28        22.88        66.00         95.70
Average number of shares
  outstanding (In thousands)...........   27,202        20,674          745          745           745
Ratios:
Return on average assets...............    (3.72%)       (2.65%)      (2.27)%      (1.18)%       (2.69)%
Return on average stockholders'
  equity...............................  (123.96%)      (65.48%)     (88.82)%     (38.23)%      (52.25)%
Interest rate spread during period.....     2.78%         3.39%        2.51%        2.32%         2.18%
Net yield on interest-earning
  assets during period.................     7.09%         3.17%        2.09%        1.82%         1.54%
Expense Ratios:
  Gross(11)............................     5.22%         4.16%        3.29%        2.90%         4.16%
  Adjusted(12).........................     4.50%         2.98%        1.36%        1.11%         1.38%
Efficiency Ratios:
  Gross(13)............................   428.00%       142.75%      154.37%      154.97%       239.81%
  Adjusted(14).........................   344.00%        93.26%       83.04%       81.55%        94.01%
Stockholders' equity to totalassets....     5.39%         3.84%        1.47%        2.99%         3.31%
Tangible capital ratio.................     5.02%         3.53%        1.09%        2.60%         2.70%
Leverage capital ratio.................     5.02%         3.80%        1.36%        2.90%         3.00%
Risk-based capital ratio...............     7.52%         6.99%        3.08%        5.20%         5.40%
General valuation allowance for
  loan losses to loans and
  mortgage-backed securities...........       --          1.95%        1.85%        1.42%         1.22%
General valuation allowance for
  loan losses to loans,
  excluding mortgage-backed
  securities............                      --          2.48%        2.03%        1.50%         1.58%
General valuation allowance for
  loan losses to nonperforming
  loans................................       --         65.22%       94.59%       29.20%        31.24%
Nonperforming assets to total
  loans, mortgage-backed
  securities and REO...................    91.79%         7.88%        7.19%       11.74%        8.68%
Nonperforming assets to total
  assets...............................    66.27%         6.79%        6.36%        8.46%        7.24%
Restructured loans and
  nonperforming assets to total
  assets...............................    66.27%        19.36%       20.35%       13.45%        8.32%
Classified assets to total assets......    66.27%        23.56%       22.90%       18.34%       21.37%
Net loan chargeoffs to average
  total loans..........................     7.31%         1.45%        1.72%        1.71%        0.52%

NOTES TO SELECTED HISTORICAL FINANCIAL DATA:

 (1) Includes both held for investment and held for sale and net of unamortized premiums, unearned income, deferred fees and specific loan loss allowance.

 (2) Investment securities does not include the stock held by the Bank as a member of the Federal Home Loan Bank of San Francisco. Cash includes restricted cash of $3.2 million at June 30, 1995 and $11.3 million at June 30, 1994.

 (3) Nonperforming loans are those loans placed on non-accrual status and other loans delinquent for 90 days or more.

 (4) REO includes real estate acquired in settlement of loans, in-substance foreclosures, net of general and specific real estate valuation allowances and excludes real estate held for investment.

 (5) Non-performing assets include nonperforming loans and REO (net of specific and general reserves).

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

(12) The adjusted expense ratio is equal to net non-interest expense, less real estate operations, net to average total assets.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company reported a net loss of $32.7 million, or $1.20 per share, for the fiscal year ended June 30, 1995 compared to a loss in the prior fiscal year of $26.5 million, or $1.28 per share. For the fiscal year ended June 30, 1993, the loss was $32.1 million or $43.07 per share. Book value decreased to $.08 per share at June 30, 1995 compared to $1.28 per share at June 30, 1994. All per share amounts are calculated after giving effect to 1 for 10 stock split in August 1993.

     In order to comply with a prompt corrective action directive (the "Directive") of the Office of Thrift Supervision ("OTS") requiring a sale, merger or recapitalization transaction, the Bank in June 1995 completed two significant transactions. First, the Bank sold approximately $136 million of its classified commercial, industrial and multi-family loan and real estate portfolio (the "Asset Sales"), principally to "bulk sale" institutional buyers, for cash proceeds of $101 million, including a $3.6 million holdback of funds held in escrow accounts for potential representation and warranty breaches. Second, the Bank sold 13 of its 14 retail banking offices and approximately $820 million of related deposit liabilities to Glendale Federal Bank, a federal savings bank ("Glendale Federal"). At closing, the Bank transferred cash and other assets, principally single family and non-classified commercial and multi-family real estate loans valued at Union Federal's book value, to Glendale Federal in an amount necessary to offset the deposit and other liabilities assumed by Glendale Federal. The Bank received a $6.9 million purchase price for the transfer, plus a right to receive a contingent payment based upon the actual performance of certain multi-family, commercial and industrial real estate loans transferred to Glendale Federal to the extent that such loans are repaid or otherwise resolved by June 30, 1998. See "Contingent Payment," below. In anticipation of the Glendale Federal transaction, the Bank liquidated its $209 million investment securities in May 1995 at a slight gain to raise cash.

     Following the Asset Sales and the Glendale Federal transaction, the Bank has continued its business through its downtown Los Angeles retail banking office. Under its agreement with Glendale Federal, the Bank is prohibited until June 23, 1998 from opening additional branches using the Union Federal or UnionFed name without Glendale Federal's consent. At June 30, 1995, the Company had total assets of $37.2 million, down significantly from $904 million at June 30, 1994. The Company's principal assets include approximately $27 million in book value of classified loan and real estate assets, including two commercial REO properties in Key West, Florida and Los Angeles, California, and cash, including funds escrowed in the Asset Sales. The Company ceased residential mortgage banking activities early in 1995 to reduce overhead costs and has reduced its staffing levels to approximately seven employees, who conduct the ongoing retail banking and administrative operations at the downtown Los Angeles banking office. At June 30, 1995, the Bank had deposits of $34.2 million and a net worth of $2.0 million. At June 30, 1995, the Bank had core capital of 5.26%, Tier 1 risk-based capital of 6.49% and total risk-based capital of 7.81%. Since the Bank's total risk-based capital was under the 8% level required for the Bank to be "adequately capitalized," the Bank was considered to be an "undercapitalized" savings institution at June 30, 1995. The Bank expects an operating loss in the quarter ending September 30, 1995, which will reduce the Bank's capital further.

     The potential sources for generating a future return for the Company's stockholders primarily consist of the gain, if any, realized upon the disposition of the classified assets retained by the Bank, the contingent consideration, if any, to be received from Glendale Federal in 1998 and any consideration received from the sale of the Company's business operations. The Company is waiting on the final review of the refund claim and tax examination, which may result in a refund from the Internal Revenue Service in the amount of $1.0 million. The Company has been advised that the refund has been approved at the field examination level and is being reviewed by senior Internal Revenue Service personnel. The Company expects that this refund, if any, would be paid in the fourth quarter of calendar 1995 or first quarter of calendar 1996. There can be no assurance that this refund will be approved and paid or that the Company will be able to provide any future return to stockholders. The

Company's financial condition in fiscal 1996 and thereafter will be principally dependent upon the performance of the Company's remaining assets, principally its real estate owned and loans. The Company has no significant resources other than the Bank. At present, the Bank does not have any other significant income generation capabilities other than income from its relatively small loan portfolio and realization of its real estate assets. Given the structure of its balance sheet, the Bank has limited flexibility in dealing with asset liability management or to improve its earning power.

     The Company's ability to continue as a going concern will depend in significant part on factors outside of its control. Since approximately two-thirds of the Bank's assets are non-earning real estate assets, the Bank's interest income will not be sufficient to cover its interest expense for deposits and general and administrative expenses.

     The OTS is requiring the Bank to report monthly regarding its financial condition, financial projections and the current status of its remaining assets. To date, the OTS has not required the filing of a capital restoration plan by the Bank despite its "undercapitalized" status. See "Regulation and Supervision - FDICIA Prompt Corrective Action Requirements."

     If the Bank continues to fail to meet its required capital levels, the operations and future prospects of the Bank will depend principally on regulatory attitudes and actions at the time, including those of the OTS and FDIC, within applicable legal constraints. Such failure could result in the issuance of a cease and desist order or capital directive to the Bank, the imposition of such operating restrictions as the OTS deems appropriate at the time, such other actions by the OTS as it may be authorized or required to take under applicable statutes and regulations and/or the appointment of a conservator or receiver for the Bank. In the event that the Bank were to become "critically undercapitalized," it must be placed in receivership or conservatorship not later than 90 days thereafter unless the OTS and FDIC determine that taking other action would better serve the purposes of prompt corrective action. Such determinations are required to be reviewed at 90-day intervals, and if the Bank remains critically undercapitalized for more than 270 days, the decision not to appoint a receiver would require certain affirmative findings by the OTS and FDIC regarding the viability of the institution. An institution is treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to total assets is equal to or less than 2%. At June 30, 1995, the Bank's "tangible equity" ratio was 5.02%.

FINANCIAL CONDITION

     At June 30, 1995 the Company's consolidated assets totaled $37.2 million, which consisted largely of real estate owned. The Company also had short term investments consisting of overnight deposits and U.S. Treasury bills. Stockholders' equity totaled $2.0 million at June 30, 1995, compared to $34.7 million at June 30, 1994. The reduction is due to the continued operating losses incurred during fiscal 1995 from loan and real estate operations and the losses incurred in the Asset Sales, offset by the gain of $4.7 million for the 13 banking offices sold to Glendale Federal.

     The Company's financial condition in fiscal 1996 and thereafter will be principally dependent upon the performance of the Company's remaining assets, principally its REO and classified loan. The Company has no significant resources other than the Bank. At present, the Bank does not have any other significant income generation capabilities other than income from its relatively small loan portfolio and realization of its real estate assets. Given the structure of its balance sheet, the Bank has limited flexibility in dealing with asset liability management and limited ability to improve its earning power.

CAPITAL RESOURCES AND LIQUIDITY

     The Bank's sources of funds in fiscal 1995 and prior years included deposits, advances from the FHLB and other borrowings, proceeds from the sale of real estate, sales of loans and MBS, sales of loan servicing and repayments of loans and MBS. The source of funds for the Bank after the Asset Sales and the Glendale Federal transaction are expected to be limited largely to the raising of deposits in the remaining Los Angeles retail banking office. Under its agreement with Glendale Federal, the Bank is prohibited from opening additional offices using the Union Federal or UnionFed name for three years. Some funds are expected to be generated in the future with the sale of the Bank's remaining REO properties.

     The Bank's deposit base in its remaining office consists largely of time certificates of deposit. The Bank continues to have a customer deposit base that has allowed it to maintain its deposit levels after the Glendale Federal transaction. The Bank has been able to raise deposits since June 30, 1995 at its office, but its ability to maintain deposits and raise additional funds as necessary will be a matter of competition and interest rates.

     The Bank repaid $13.0 million of FHLB advances prior to the sale of the banking offices to Glendale Federal in fiscal 1995, compared to a net repayment of $87 million in 1994. The Bank repaid $400 thousand of maturing brokered deposits in 1995 compared to $17.9 million in 1994. The Bank has one remaining brokered deposit for $4.7 million, which matures in November 1996.

    With the sale of 13 offices to Glendale Federal in June 1995, the Bank sold $820 million in deposits. In fiscal 1994, the Bank sold four branches and consolidated one branch. In 1994 the four branches sold represented $166.2 million in deposits.

   Investment securities sales in fiscal 1995 totaled $260.6 million, including $38.0 million transferred to Glendale Federal as part of the assets used to fund the sale of the 13 banking offices. The Bank continued its practice of securitizing and selling the majority of its single family loan production in fiscal year 1995. The production of single family loans was discontinued in March 1995 in an effort to reduce overhead costs.

     The principal measure of liquidity in the savings and loan industry is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The minimum set by federal regulators is 5%. At June 30, 1995, the Bank's ratio was 13.17% as compared to 11.47% at June 30, 1994. The Bank's cash and eligible investments at June 30, 1995 included $3.6 million of cash held in trust, less a $400 thousand reserve for potential breaches of representations and warranties related to the Asset Sales. The Bank's high liquidity ratio in each of the periods was due to the reduction of its deposit and borrowing base in each of the respective periods. The Bank does not anticipate maintaining liquidity in the future significantly in excess of required levels. The Bank's sources of cash in the future are primarily limited to deposits.

     The primary source of cash for the Company is dividends for the Bank, which would require the prior written approval of the OTS Regional Director. As long as the Bank remains "undercapitalized" for regulatory purposes, the OTS Regional Director cannot approve any capital distributions except in connection with a capital-raising transaction by the Bank.

REGULATORY CAPITAL COMPLIANCE

     FDICIA established three capital standards for savings institutions: a "leverage (core) limit," a "tier 1 risk-based limit" and a "total risk-based capital" requirement. See "FDICIA Prompt Corrective Action Requirements." Certain assets or portions thereof are required to be deducted immediately from capital, while the inclusion of others in capital under one or all of the capital standards is subject to various transitional rules or other limitations. As of June 30, 1995, the Bank did not meet the total risk-based capital component of the regulatory capital requirements.

     The following is a reconciliation of the Bank's stockholder's equity to federal regulatory capital, and a comparison of such regulatory capital to the industry minimum requirements of the OTS, as of June 30, 1995:

                                 LEVERAGE                 TIER 1                    TOTAL
                                  (CORE)        %       RISK BASED       %       RISK-BASED      %
                                -----------   ------   -------------   -----   -------------   -----
                                                       (DOLLARS IN THOUSANDS)
 GAAP Equity. . . . . . . . .   $     1,925              $     1,925              $     1,925
 Non-allowable assets:
   Investment in Uni-Cal
     Financial. . . . . . . .           (63)                     (63)                     (63)
   General loss reserves(1) .            --                       --                      400
                                -----------            -------------             ------------
 Bank Regulatory Capital. . .         1,863      5.0%          1,863      6.2%          2,263    7.5%
 Minimum capital requirement.         1,484      4.0%          1,203      4.0%          2,407    8.0%
                                -----------   ------   -------------    -----    ------------    -----
 Capital excess (deficiency).   $       379      1.0%    $       659      2.2%    $      (144)   (.5%)
                                -----------   ------   -------------    -----    ------------    -----
                                -----------   ------   -------------    -----    ------------    -----

______________
(1) Represents a general valuation allowance against the holdbacks for breaches of warranties related to the bulk loan and asset sales.

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

     Net interest income before provision for estimated loan losses decreased 25.8% in fiscal 1995 to $20.7 million compared to $27.8 million in fiscal 1994. The decrease is largely attributable to the reduction in asset base during fiscal 1995, due to the discontinuance of single family loan originations in March 1995 and the bulk sale of classified loans in the beginning of June 1995. The decrease is also attributable to a decreased spread during the rising rate environment in fiscal 1995, which caused deposits to reprice at a more rapid pace than the loan and investment portfolios. The during period spread decreased to 2.78% at June 30, 1995, compared to a 3.39% in fiscal 1994 due largely to an increase in the cost of deposits during the period and the sale of higher yielding investment securities in the fourth quarter.

     The following tables present for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities and the resultant costs, expressed both in dollars and rates. The table also sets forth the net average earning balance for the periods indicated. Average balances are computed using a daily average balance during the period.

                                                 YEAR ENDED JUNE 30, 1995     YEAR ENDED JUNE 30, 1994    YEAR ENDED JUNE 30, 1993
                                             --------------------------------------------------------------------------------------
                                                                  AVERAGE                      AVERAGE                      AVERAGE
                                              AVERAGE              YIELD/   AVERAGE             YIELD/   AVERAGE             YIELD/
                                              BALANCE    INTEREST   RATE    BALANCE   INTEREST   RATE    BALANCE   INTEREST   RATE
                                              -------    --------  ------   -------   --------  ------   -------   --------  ------
                                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans . . . . . . . . . . . . . . . . . .   $  530,914  $ 39,567   7.45%  $ 686,688  $ 52,859   7.70%  $ 922,538  $75,391   8.17%
 Mortgage-backed securities  . . . . . . .      160,253    10,831   6.76%    103,321     6,338   6.13      82,257    6,070   7.38
                                             ----------  --------          ---------  --------   ----   ---------  -------  -----
     Total loans and mortgage-
      backed securities (1)  . . . . . . .      691,167    50,398   7.29%    790,009    59,197   7.49   1,004,795   81,461   8.11
 Investments . . . . . . . . . . . . . . .      105,664     6,197   5.86      87,115     4,692   5.39     230,911   10,151   4.40
                                             ----------  --------   ----   ---------  --------   ----   ---------  -------  -----
     Total interest-earning assets . . . .      796,831    56,595   7.10     877,124    63,889   7.28   1,235,706   91,612   7.42
                                                                                                 ----                       -----
Investments in FHLB stock. . . . . . . . .        5,576       274   4.91       6,286       245   3.90      15,165      160   1.06
                                                         --------   ----              --------   ----               ------  -----
Non-interest-earnings assets . . . . . . .       75,060                      113,279                      165,194
                                              ---------                    ---------  --------         ----------
     Total assets. . . . . . . . . . . . .      877,467    56,869            996,689    64,134         $1,416,065  $91,772
                                              ---------  --------          ---------  --------         ----------  -------
                                              ---------                    ---------                   ----------
Interest-bearing liabilities:
 Savings deposits:
   Savings(2). . . . . . . . . . . . . . .      748,059    34,586   4.62     791,076    31,681   4.00   1,040,351   47,568   4.57

   Checking. . . . . . . . . . . . . . . .       79,734       844   1.06      78,538       905   1.15     107,811    2,310   2.14
                                              ---------  --------   ----   ---------   -------   ----   ---------  -------  -----
     Total deposits. . . . . . . . . . . .      827,793    35,430   4.28     869,614    32,586   3.75   1,148,162   49,878   4.34
 Borrowings:

   Reverse repurchase. . . . . . . . . . .        4,774       243   5.09      11,585       327   2.82          --       --     --
   FHLB advances . . . . . . . . . . . . .        6,470       259   4.00      46,799     2,654   5.67     181,449   14,426   7.95
   Medium-term notes . . . . . . . . . . .           --        --     --          --        --     --       4,864      220   4.52
   Other . . . . . . . . . . . . . . . . .        1,669       278  16.66       4,127       730  17.69       9,911    1,449  14.62
                                              ---------  --------         ----------   -------   ----    --------   ------  -----
        Total borrowings . . . . . . . . .       12,913       780             62,511     3,711   5.94     196,224   16,095   8.20
                                              ---------  --------  -----  ----------   -------   ----    --------   ------  -----
        Total interest-bearing
         liabilities . . . . . . . . . . .      840,706    36,210   4.31     932,125    36,297   3.89   1,344,386   65,973   4.91

Non-interest bearing liabilities . . . . .       10,395                       24,162                       35,555
Stockholders' equity . . . . . . . . . . .       26,366                       40,402                       36,124
                                              ---------                    ---------                    ---------
       Total liabilities and
        stockholder's equity . . . . . . .      877,467    36,210            996,689    36,297         $1,416,065  $65,973
                                              ---------  --------          ---------   -------          ---------  -------
                                              ---------  --------          ---------   -------          ---------  -------

Net interest income/interest rate
 spread. . . . . . . . . . . . . . . . . .                 20,659   2.78%               27,837   3.39%             $25,799   2.51%
                                                         --------   ----               -------   ----              -------   ----
                                                         --------   ----               -------   ----              -------   ----
Net average earning balance(3)/
 net yield on interest earning assets(4) .   $  (38,299)            2.57%   $(55,001)            3.17% $ (108,680)           2.09%
                                             ----------             ----    --------             ----  ----------            ----
                                             ----------             ----    --------             ----  ----------            ----

---------------------------

(1) Nonaccrual loans are included in the average balance column; however, only collected interest is included in the interest column.
(2) Brokered deposits represented 6.13%, 0.61% and 2.25% of the Bank's average deposits at June 30, 1995, 1994 and 1993, respectively.
(3) The "net average earning balance" equals the difference between the average balance of interest-earning assets and the average balance of interest-bearing liabilities.
(4) The net yield in interest earning assets during the periods equals net interest income divided by average interest-earning assets for the period.

     Changes in the Bank's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and expense for the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in rate (changes in rate multiplied by old volume) and (ii) changes in volume (changes in volume multiplied by old rate). The net change attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. Interest-earning asset and interest-bearing liability balances in the calculations are computed using daily average balances.

                                                                           YEAR ENDED JUNE 30,
                                             --------------------------------------------------------------------------------
                                                         1995 VS. 1994                            1994 VS. 1993
                                             ------------------------------------  ------------------------------------------
                                                      INCREASE                                INCREASE
                                                     (DECREASE)                              (DECREASE)
                                                    ATTRIBUTED TO                           ATTRIBUTED TO
                                             -------------------------             ----------------------------
                                                VOLUME       RATE          NET         VOLUME         RATE            NET
                                             ------------ ------------ ----------  -------------  -------------  ------------
                                                                         (DOLLARS IN THOUSANDS)
Interest income on loans and mortgage-
   backed securities . . . . . . . . . . . .   $ (7,405)    $(1,394)    $ (8,799)     $(17,414)      $(4,850)      $(22,264)
Interest income on investments . . . . . . .      1,006         499        1,505        (6,321)          862         (5,459)
                                               --------     -------     --------      --------       -------       --------
       Total interest income on interest-
           earning assets. . . . . . . . . .     (6,399)       (895)      (7,294)      (23,735)       (3,988)       (27,723)
                                               --------     -------     --------      --------       -------       --------
Investments required by law. . . . . . . . .        (32)         61           29           (94)          179             85
                                               --------     -------     --------      --------       -------       --------
Interest expense on deposits . . . . . . . .     (1,568)      4,412        2,844       (12,101)       (5,191)       (17,292)
Interest expense on borrowings . . . . . . .     (2,946)         15       (2,931)      (10,968)       (1,416)       (12,384)
                                               --------     -------     --------      --------       -------       ---------
       Total interest expense on
           interest-bearing liabilities. . .     (4,514)      4,427          (87)      (23,069)       (6,607)       (29,676)
                                               --------     -------     --------      --------       -------       ---------
Increase (decrease) in net interest
   income. . . . . . . . . . . . . . . . . .   $ (1,917)    $(5,261)    $ (7,178)      $  (760)     $  2,798        $ 2,038
                                               --------     -------     --------      --------      --------       ---------
                                               --------     -------     --------      --------      --------       ---------

     The following table sets forth the components of the Bank's net interest rate spread at the dates indicated:


                                                             JUNE 30,
                                                 ---------------------------------
                                                   1995        1994         1993
                                                 --------    --------     --------
Weighted average yield on:
    Loans and mortgage-backed securities . .      10.81%(1)    7.28%        7.91%
    Investments. . . . . . . . . . . . . . .       5.25        6.20         5.71
                                                  -----        ----         ----
Combined loans and investments . . . . . . .       7.40        7.19         7.77
                                                  -----        ----         ----
Weighted average cost of:
    Deposits . . . . . . . . . . . . . . . .       5.80        3.65         3.96
    Borrowings . . . . . . . . . . . . . . .         --        5.93         6.72
                                                  -----        ----         ----
Combined deposits and borrowings . . . . . .       5.80        3.69         4.22
                                                  -----        ----         ----
Interest spread at end of period . . . . . .       1.60%(2)    3.50%        3.55%
                                                  -----        ----         ----
                                                  -----        ----         ----

____________________
(1)  Represents one $2.7 million loan.
(2) Since the Bank's interest bearing deposits are dramatically larger than the Bank's interest earning assets, this spread is not a meaningful measure of earnings capacity.

     INTEREST RATE RISK

     Savings institutions are subject to interest rate risks to the degree that interest-bearing liabilities reprice or mature more rapidly or on a different basis than interest-earning assets. However, the Bank's current balance sheet structure does not allow for meaningful management of interest rate risk.
With 66.36% of total assets consisting of nonperforming assets, interest expense will exceed interest income and deposit maturities are managed to support the workout of real estate assets rather than to manage interest rate risk.

NONPERFORMING ASSETS

     Nonperforming assets consist of real estate acquired in settlement of loans and in-substance foreclosures (collectively, "REO") and nonaccrual loans. While the Bank experienced a decrease in nonperforming assets during fiscal 1995 and 1994, total nonperforming assets remain high as a percentage of assets relative to industry peer averages. The decrease in fiscal years 1995 and 1994 was primarily attributable to the sale of and additional write-downs on REO and loans.

     The following table sets forth the amounts of nonperforming assets of the Bank at the dates indicated:

                                                                        AT JUNE 30,
                                                          ------------------------------------------
                                                             1995            1994                1993
                                                          -----------      ----------        ------------
                                                                   (DOLLARS IN THOUSANDS)
 Nonperforming loans (1). . . . . . . . . . . . . .          $    --          $ 22,125         $   18,978
 Real estate acquired in settlement of loans (2). .           24,623            23,557             43,621
 In-substance foreclosures, net of undisbursed
     funds (2). . . . . . . . . . . . . . . . . . .               --            15,677             11,341
                                                             -------          --------         ----------
           Total nonperforming assets . . . . . . .          $24,623          $ 61,359         $   73,940
                                                             -------          --------         ----------
                                                             -------          --------         ----------
 Total assets . . . . . . . . . . . . . . . . . . .          $37,156          $903,976         $1,161,945
                                                             -------          --------         ----------
                                                             -------          --------         ----------
 Nonperforming assets, net as a percentage of
     total assets . . . . . . . . . . . . . . . . .           66.27%             6.79%              6.36%
                                                             -------          --------         ----------
                                                             -------          --------         ----------

____________
(1)  Net of specific valuation allowances.
(2) Net of specific valuation allowances and pro-rata allocated REO general valuation allowance.

   The following table presents the activity of nonperforming loans and REO (net of specific valuation allowances and the REO general valuation allowance) for the periods presented (1):

                                              FOR THE YEAR                     FOR THE YEAR
                                                 ENDED                             ENDED
                                             JUNE 30, 1995                     JUNE 30, 1994
                                     ----------------------------    -------------------------------
                                     NONPERFORMING                    NONPERFORMING
                                         LOANS             REO            LOANS             REO
                                     --------------   -------------   --------------   --------------
                                                          (DOLLARS IN THOUSANDS)
Beginning Balance. . . . . . . . . . $      22,125   $       39,234  $       18,978   $       54,962
 Additions . . . . . . . . . . . . .        21,323           14,262          47,025           49,872
 Payoff, cures and sales . . . . . .       (23,909)         (26,279)             --          (53,748)
 Restructurings. . . . . . . . . . .            --               --          (1,475)              --
 Assets foreclosed upon or
   designated as REO . . . . . . . .        (11,518)             --         (35,912)              --
 Charge-offs and specific
   valuation allowance
   provisions. . . . . . . . . . . .        (8,021)          (2,594)         (6,491)         (11,852)
                                     -------------    -------------   --------------  ---------------
 Ending Balance. . . . . . . . . . . $          --    $      24,623   $      22,125   $        39,234
                                     -------------    -------------   --------------  ---------------
                                     -------------    -------------   --------------  ---------------

____________
(1) Single family and consumer loans are reflected in additions or designated as REO on a net change basis.

(2)  Includes Asset Sales and Glendale Federal transaction.

     NONACCRUAL LOANS

     Nonaccrual loans generally represent loans for which interest accruals have been suspended. The Bank had no non-accrual loans at June 30, 1995. At June 30, 1994, nonaccrual loans of $22.1 million had increased by $3.1 million, or 17%, from $19.0 million at June 30, 1993.

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

     The following table summarizes the distribution of the Bank's nonaccrual loans by collateral type for the years indicated (1):

                                                                AT JUNE 30,
                                                           ---------------------
                                                              1994         1993
                                                           ----------   --------
                                                           (DOLLARS IN THOUSANDS)
 1-4 unit residential and mortgage-
   backed securities. . . . . . . . . . . . . . . . . .    $    8,650   $  12,875
 Multifamily. . . . . . . . . . . . . . . . . . . . . .           689       4,332
 Commercial:
  Retail. . . . . . . . . . . . . . . . . . . . . . . .         2,449          --
  Hotel/motel . . . . . . . . . . . . . . . . . . . . .         5,592       1,154
  Other . . . . . . . . . . . . . . . . . . . . . . . .         3,163         328
                                                           ----------   ---------
    Total commercial. . . . . . . . . . . . . . . . . .        11,204       1,482
                                                           ----------   ---------
 Total real estate loans. . . . . . . . . . . . . . . .        20,543      18,689
 Consumer loans (2) . . . . . . . . . . . . . . . . . .         1,582         289
                                                           ----------   ---------
 Total nonaccrual loans . . . . . . . . . . . . . . . .    $   22,125   $  18,978
                                                           ----------   ---------
                                                           ----------   ---------

____________

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

     As part of the Bank's internal asset review procedure, loans are tested for potential in-substance foreclosure status through discounted cash flow analyses, and evaluation of the borrower's capacity and willingness to continue to service the debt and control the property. If the Bank expects that, based on the current terms of the debt and the expected future cash flows of the property, the borrower will be unable to rebuild equity in the future, the loan will be evaluated as a candidate for troubled debt restructuring. The Bank will continue to classify this asset as a loan during the restructure process and will only transfer it to in-substance foreclosure when it is determined that a restructure is not feasible. These loans will be carried at the lower of cost or fair value.

     REO decreased to $24.6 million at June 30, 1995 from $39.2 million at June 30, 1994, and from $55.0 million at June 30, 1993. The decrease in fiscal
1995 is due largely to the sales of real estate of $26.3 million which includes $5.2 million from the Asset Sales. The decrease in fiscal 1994 is attributable to sales of real estate totaling $53.7 million and charge-offs or write-downs of $11.9 million, partially offset by additions of $49.9 million. During fiscal year 1994, the Bank acquired title to $45.4 million in assets previously classified as in-substance foreclosures.

     The Bank's REO portfolio at June 30, 1995 consisted principally of two properties, $10.6 million of land and marina in a planned development project in Key West, Florida and $13.9 million of a mixed use retail/garment manufacturing building in Los Angeles, California:

     TRUMAN ANNEX: In 1991, the Bank acquired title to several land parcels in Key West, Florida totaling seven acres, together with an unimproved marina and a 26.4 acre island located 500 yards offshore. The property is within a master planned development known as Truman Annex, a historical site once owned by the Navy. While no improvements existed on the property at the time it was acquired by the Bank, it was approved for specific entitlements under a development agreement and other related agreements with the City of Key
West and the State of Florida.

     On December 31, 1993, the Bank entered into a purchase and sale agreement with a third party purchaser providing the purchaser with an option to purchase the Truman Annex property for an aggregate purchase price of $19.5 million plus a $2.0 million reimbursement for infrastructure developments funded by the Bank. The agreement provides for the purchase of the property in phases over the course of three years, with financing to be made available with each parcel. As of June 30, 1995, the purchaser had purchased approximately 60% of the property for a purchase price of approximately $11.3 million.

     At June 30, 1995, the 22-slip marina and 83 residential lots on the island remained to be sold. Under the purchase agreement, the purchaser has the option to purchase the remaining residential lots by March 31, 1996 for an aggregate purchase price of $9.7 million, including the infrastructure payment. Under the agreement, the purchaser also may acquire the marina for $1.5 million on or before March 31, 1996 and has a right of first refusal on such marina until March 1998. Under the purchase agreement, the Bank is required to provide additional loans aggregating approximately $6.3 million, with scheduled payment reductions in March 1997 and March 1998 and the balance maturing in March 1999.

     BROADWAY TRADE CENTER: This asset is a commercial property in downtown Los Angeles, California known as the Broadway Trade Center. The structure has six full stories and three partial stories above the sixth floor. Since its prior status as a department store, the property has been used for ground floor retail uses, garment manufacturing, office and storage. At June 30, 1995, the property was 70% occupied based on space available for rent. The Bank filed a declaratory relief action in July 1994 to confirm its exclusive right to three land leasehold interests representing approximately 28% of the underlying land interests. The Bank also currently is attempting to resolve outstanding delinquent property taxes with the County of Los Angeles.

     During fiscal 1995, the Bank's principal efforts on this property related to seeking a conditional use permit (CUP) allowing for 360,000 square feet of garment manufacturing on floors three through nine. The CUP was granted in June 1995 and an appeal was denied. There is an additional period to appeal this denial; however, the Bank expects the CUP issue to be resolved by the end of calendar 1995. Upon favorable resolution of the CUP appeal, the building will be marketed for lease up and thereafter will be marketed for sale. It is anticipated that any such sale would not happen until at least the Company's 1997 fiscal year. At June 30, 1995, the book value of the Broadway Trade Center was $13.9 million.

     In connection with the sale of 13 banking offices to Glendale Federal, the Bank transferred all of its single family loan REOs to Glendale Federal at their then carrying value. Single family REO decreased to $1.3 million at June 30, 1994 from $3.4 million at June 30, 1993. The Bank sold $14.6 million of single family REOs in fiscal 1994 and $6.3 million in fiscal 1993.

     The following table summarizes the distribution of the Bank's REO by collateral type (1):

                                                                     AT JUNE 30,
                                                 ----------------------------------------------------
                                                      1995               1994              1993
                                                 ----------------  ----------------   ---------------
                                                                (DOLLARS IN THOUSANDS)
 1-4 unit residential. . . . . . . . . . .       $             --  $          1,334   $         3,433
 Multifamily . . . . . . . . . . . . . . .                    126             6,889             5,451
 Commercial:
  Retail . . . . . . . . . . . . . . . . .                 13,931            14,725             2,445
  Land . . . . . . . . . . . . . . . . . .                 10,566            10,333            22,654
  Mobile home parks. . . . . . . . . . . .                     --                82                --
  Manufacturing/Warehouse                                      --                --             1,377
  Office . . . . . . . . . . . . . . . . .                     --             5,137             9,384
  Other. . . . . . . . . . . . . . . . . .                     --                --             1,239
                                                 ----------------  ----------------   ---------------
    Total commercial . . . . . . . . . . .                 24,497            30,277            37,099
 Construction:
  Residential. . . . . . . . . . . . . . .                     --                --             8,979
  Commercial . . . . . . . . . . . . . . .                     --               681                --
                                                 ----------------  ----------------   ---------------
    Total construction . . . . . . . . . .                     --               681             8,979
                                                 ----------------  ----------------   ---------------
 Total real estate . . . . . . . . . . . .                 24,623            39,181            54,962
  Consumer (2) . . . . . . . . . . . . . .                     --                53                --
                                                 ----------------  ----------------   ---------------
 Total real estate acquired in settlement
  of loans . . . . . . . . . . . . . . . .       $         24,623  $         39,234   $        54,962
                                                 ----------------  ----------------   ---------------
                                                 ----------------  ----------------   ---------------

____________

(1) Balances are net of contra, loans in process, and specific valuation allowances and the real estate general and specific valuation allowances.

(2)  Consumer loans include mobile home loans.

RESTRUCTURED LOANS

     The Bank has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation or other disposition. Candidates for restructure are reviewed based on the quality of the borrower and the borrower's ability to enhance the value of the property, the collateral and the economic value of the restructured loan relative to foreclosure and other options. A restructure allows the borrower more time to regain equity in the property. Generally the Bank obtains an appraisal at the time of restructure and updates the valuation quarterly through internally prepared discounted cash flow analyses. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate to reflect a positive debt coverage ratio, modifying the payments for a period of time to interest only, an extension of the loan maturity date to allow time for stabilization of the property income, and partial forgiveness of principal and interest. In certain circumstances, the Bank also obtains the right to share in future benefits arising from the upside potential of the collateral. In addition to the modifications to terms, the Bank generally requires the borrower to invest new cash equity in the property through principal reduction or correction of deferred maintenance as part of the restructure agreement. Once a restructure takes place, the loan is subject to the accounting and disclosure rules prescribed in the SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

     The Bank had no restructured loans at June 30, 1995, as all restructured loans were either sold in the Asset Sales or transferred to Glendale Federal. Restructured loans which were performing in accordance with their new terms and, therefore, were not included in nonaccrual loans, amounted to $113.7 million at June 30, 1994. Of the total restructured loans at June 30, 1994, 87% originated from performing loans or loans less than 90 days delinquent at the time of restructure. For restructured loans that were previously performing, the Bank accrues interest based on the terms of restructure. For nonperforming loans that have been restructured, interest accruals are on a cash basis until such time as a sustained stream of payments, in accordance with the restructured terms, has been received. Thereafter, interest accrual resumes based on the terms of the restructure.

     Restructured loans decreased to $113.7 million at June 30, 1994 from $162.5 million at June 30, 1993. During fiscal 1993, the Bank restructured $72.8 million of multifamily loans, of which $29.1 million were loans to one borrower. The restructures generally involved modifications to payments and interest rate reductions, with a small amount of principal forgiveness. As of June 30, 1993, one restructured loan was paid off upon the sale of the property. A loan whose terms have been restructured is no longer disclosed as a restructured loan if, subsequent to restructuring, its effective interest rate is equal to or greater than the rate that the Bank is willing to accept for a new loan with comparable risk and if principal payments, suspended in connection with the restructure, resume.

     The following table summarizes the distribution of the Bank's restructured loans by collateral type (1):

                                                                               AT JUNE 30,
                                                                     --------------------------------
                                                                        1994                  1993
                                                                     ----------              --------
                                                                           (DOLLARS IN THOUSANDS)
 Multifamily. . . . . . . . . . . . . . .                              $ 92,057              $ 90,627
 Commercial:
  Retail. . . . . . . . . . . . . . . . .                                 4,733                44,630
  Land. . . . . . . . . . . . . . . . . .                                    --                 3,325
  Hotel/motel. . . . . . . . . . . . .  .                                 2,783                 8,930
  Storage facilities  . . . . . . . . . .                                    --                 6,733
  Office . . . . . . . . . . . . . . .  .                                 5,541                 6,587
  Other . . . . . . . . . . . . . .  .  .                                 2,270                 1,700
                                                                       --------              --------
    Total commercial . . . . . . . . .  .                                15,327                71,905
                                                                       --------              --------
 Construction:
  Residential construction. . . . . . . .                                 6,292                    --
                                                                       --------              --------
 Total restructured loans. . . . . . .  .                              $113,676              $162,532
                                                                       --------              --------
                                                                       --------              --------

___________________
(1) Balances are net of contra, loans in process and specific valuation allowances.

TROUBLED, COLLATERAL-DEPENDENT LOANS

     In 1993 and 1994, the OTS issued Regulatory Bulletins 31 and 32, respectively, which address troubled, collateral-dependent loans. A troubled, collateral-dependent loan is defined as a loan in which proceeds for repayment can be expected to come only from the operation and sale of the collateral.

     For a troubled collateral-dependent loan, where based on current information and events, it is probable that the lender will be unable to collect all amounts due (both principal and interest), any excess of the recorded investment in the loan over its "value" should be classified as Loss, and the remainder should generally be classified as Substandard.

     For a troubled collateral-dependent loan, the "value" is the fair value of the collateral.

     The Bank has revised its Policies and Procedures consistent with Regulatory Bulletin 31 and has addressed troubled collateral-dependent loans. In addition, the Bank uses various tests to assess whether an asset is a troubled, collateral-dependent loan. All loans over $500,000 which are not secured by single family residences are reviewed for the possibility that they may be troubled, collateral dependent loans. At June 30, 1995, the Bank's one troubled, collateral-dependent loan totaled $2.2 million and was performing.

POTENTIAL PROBLEM LOANS

          CLASSIFIED LOANS

          During fiscal 1995, the Bank's Internal Asset Review Department conducted independent reviews of the risk and quality of all credit exposures of the Bank in excess of $500 thousand in an effort to identify and monitor problem loans and comply with OTS regulatory classification requirements. At June 30, 1995, the Bank's equity loan on a multi-family property was classified as substandard.

          The table below presents the Bank's total classified loan portfolio at the dates indicated (1):


                                                                          JUNE 30,
                                                    ------------------------------------------------
                                                      1995                1994                1993
                                                    --------            --------            --------
                                                                (DOLLARS IN THOUSANDS)
Substandard
  Residential 1-4. . . . . . . . . . . . . . . .    $     --            $  8,650            $ 14,268
  Multifamily. . . . . . . . . . . . . . . . . .       2,244             109,289             119,468
  Commercial . . . . . . . . . . . . . . . . . .          --              33,030              56,947
  Construction . . . . . . . . . . . . . . . . .          --               5,817               8,074
  Consumer . . . . . . . . . . . . . . . . . . .          --               2,082                 954
                                                    --------            --------            --------
                                                       2,244             158,868             199,711
                                                    --------            --------            --------
Doubtful
  Multifamily. . . . . . . . . . . . . . . . . .          --                 261               3,428
  Commercial . . . . . . . . . . . . . . . . . .          --                  --               1,272
  Consumer . . . . . . . . . . . . . . . . . . .          --                  --                 598
                                                    --------            --------            --------
      -- . . . . . . . . . . . . . . . . . . . .          --                 261               5,298
                                                    --------            --------            --------
   . . . . . . . . . . . . . . . . . . . . . . .    $  2,244            $159,129            $205,009
                                                    --------            --------            --------
                                                    --------            --------            --------
Total classified loans as a percentage of
  total loans. . . . . . . . . . . . . . . . . .         100%              28.07%              23.17%
                                                    --------            --------            --------
                                                    --------            --------            --------
Total Bank general valuation allowance for loan
  losses as a % of total classified loans. . . .           0%               9.07%               8.76%
                                                    --------            --------            --------
                                                    --------            --------            --------

----------------
(1)  Loss assets provided for through specific valuation allowance were $500 thousand, $10.5 million and $2.6 million at June 30, 1995, June 30, 1994 and June 30, 1993, respectively.

          The following table reflects the classified loans by loan collateral type to the respective gross loan portfolio, net of loan in process, for the periods presented. A table for June 30, 1995 is not included as there was only one loan in the portfolio.


                                                                  JUNE 30, 1994
                                                  ------------------------------------------
  TYPE                                             CLASSIFIED    GROSS LOAN           %
                                                     LOANS       PORTFOLIO        CLASSIFIED
                                                  ----------     ----------       ----------
                                                           (DOLLARS IN THOUSANDS)
  Residential 1-4. . . . . . . . . . . . . .      $    8,650     $  198,046          4.37%
  Multifamily. . . . . . . . . . . . . . . .         105,770        166,779         63.42%
  Commercial . . . . . . . . . . . . . . . .          33,030        202,017         16.35%
  Construction . . . . . . . . . . . . . . .           5,817          6,924         84.01%
  Equity . . . . . . . . . . . . . . . . . .           3,780          6,279         60.20%
  Consumer . . . . . . . . . . . . . . . . .           2,082         14,090         14.78%
                                                  ----------     ----------        ------
    Total. . . . . . . . . . . . . . . . . .      $  159,129     $  594,135         26.78%
                                                  ----------     ----------        ------
                                                  ----------     ----------        ------



                                                                  JUNE 30, 1994
                                                  ------------------------------------------
  TYPE                                             CLASSIFIED    GROSS LOAN           %
                                                     LOANS       PORTFOLIO        CLASSIFIED
                                                  ----------     ----------       ----------
                                                           (DOLLARS IN THOUSANDS)
  Residential 1-4. . . . . . . . . . . . . .      $   14,268     $  370,187          3.85%
  Multifamily. . . . . . . . . . . . . . . .         119,085        200,637         59.35%
  Commercial . . . . . . . . . . . . . . . .          58,219        278,731         20.89%
  Construction . . . . . . . . . . . . . . .           8,074         16,253         49.67%
  Equity . . . . . . . . . . . . . . . . . .           3,811          7,480         50.94%
  Consumer . . . . . . . . . . . . . . . . .           1,552         17,270          8.99%
                                                  ----------     ----------        ------
    Total. . . . . . . . . . . . . . . . . .      $  205,009     $  890,558         23.02%
                                                  ----------     ----------        ------
                                                  ----------     ----------        ------

          DELINQUENT LOANS

          When a borrower fails to make required payments on a loan and does not cure the delinquency within 90 days or within 10 days if other than a one-to-four unit loan, the Bank normally records a notice of default, subject to any required prior notice to the borrower, and commences foreclosure proceedings.
If either the loan is not reinstated within the time permitted by law for reinstatement, which is normally five business days prior to the date set for the non-judicial trustee's sale, or the property is not redeemed prior to such sale, the property may then be sold at the non-judicial trustee's sale. If the Bank has elected to pursue a non-judicial foreclosure, the Bank is not permitted under applicable California law to obtain a deficiency judgment against the borrower, even if the security property is insufficient to cover the balance owed. In trustee sales, the Bank normally acquires title to the property. The following table indicates the amounts of the Bank's past due loans as of the dates indicated. The Bank did not have any delinquent loans at June 30, 1995, therefore a delinquent loan table is not included for such date.


                                                            JUNE 30, 1994                           JUNE 30, 1993
                                              -------------------------------------   -------------------------------------
                                               30-59     60-89       90+               30-59     60-89       90+
                                                DAYS      DAYS      DAYS      TOTAL     DAYS      DAYS      DAYS      TOTAL
                                               -----     -----      -----     -----    -----     -----
                                                                               (DOLLARS IN THOUSANDS)
Real Estate Loans:
  One to four units. . . . . . . . . . . . .  $ 4,935   $ 2,346   $ 8,650   $15,931   $ 3,064   $ 1,321   $12,875   $17,260
  Multifamily, commercial
    and construction . . . . . . . . . . . .    8,342        85    12,261    20,688     1,112     7,771     3,840    12,723
                                              -------   -------   -------   -------   -------   -------   -------   -------
      Total real estate. . . . . . . . . . .   13,277     2,431    20,911    36,619     4,176    9,0921     6,715    29,983
Consumer Loans . . . . . . . . . . . . . . .       38        26     1,582     1,646        94       192       289       575
                                              -------   -------   -------   -------   -------   -------   -------   -------
                                              $13,315   $ 2,457   $22,493   $38,265   $ 4,270   $ 9,284   $17,004   $30,558
                                              -------   -------   -------   -------   -------   -------   -------   -------
                                              -------   -------   -------   -------   -------   -------   -------   -------
Percent of loans and
  mortgage-backed securities
  portfolio. . . . . . . . . . . . . . . . .     1.84%     0.34%     3.10%     5.28%     0.45%     0.97%     1.78%     3.20%
                                              -------   -------   -------   -------   -------   -------   -------   -------
                                              -------   -------   -------   -------   -------   -------   -------   -------

          Delinquent loans increased to $38.3 million at June 30, 1994 from $30.6 million at June 30, 1993. At June 30, 1994, one loan with a principal balance of $368 thousand was contractually past due over 90 days and continued to accrue interest. At June 30, 1993, no loans over 90 days delinquent continued to accrue interest.

          The state of the economy, the high unemployment levels and the depressed real estate market have all led to a continued increase in delinquent single family loans in prior years. The high delinquency levels on residential one-to-four family loans over the past three years have contributed to an increase in single family foreclosures and short payoffs. The Bank made every effort to counsel the borrowers and work out payment plans to return the loan to a current status, without modifying the rates or terms of the loan.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

          It is the Company's policy to provide an allowance for estimated losses on loans and real estate when it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. Loans are generally required to be carried at the lower of amortized cost or net realizable value. Net realizable value is the present value of the future cash flows, including the costs of holding, refurbishment and selling, discounted at the combined cost of debt and equity for the Bank. REO is carried at fair value, less selling costs. To comply with this policy the Company has established a monitoring system that requires at least an annual review of all loans in excess of $500 thousand, and a quarterly review of all loans considered adversely classified or criticized. The monitoring system requires a review of operating statements, evaluation of the properties' current and past performance, and evaluation of the borrower's ability to repay. When deterioration is anticipated or certain other risks are identified, the completion of a discounted cash flow analysis is also required. Based on the results of the review, a new appraisal may be required.

          The following table sets forth the Bank's general and specific valuaton allowances for loan and real estate losses at the dates indicated.

                                                             At June 30,
                                      --------------------------------------------------------
                                        1995       1994         1993        1992        1991
                                      --------   --------     --------    --------    --------
                                                       (Dollars in thousands)
          Loan general valuation
           allowance (1)  . . . . .   $     --    $ 14,429    $ 17,951    $ 15,585    $ 20,769
          Loan specific valuation
           allowances   . . . . . .        500      10,534       2,622       2,239      10,295
                                      --------    --------    --------    --------    --------
          Total loan valuation
           allowance  . . . . . . .   $    500    $ 24,963    $ 20,573    $ 17,824    $ 31,064
                                      --------    --------    --------    --------    --------
                                      --------    --------    --------    --------    --------
          Real estate general
           valuation allowance(1)     $     --    $  2,221    $  2,774    $  4,453    $ 34,182
          Real estate specific
           valuation allowances . .     11,515      17,811      22,604      25,803      34,625
                                      --------    --------    --------    --------    --------
          Total real estate
           valuation allowance  . .   $ 11,515    $ 20,032    $ 25,378    $ 30,256    $ 68,807
                                      --------    --------    --------    --------    --------
                                      --------    --------    --------    --------    --------
          Total valuation
           allowances   . . . . . .   $ 12,015    $ 44,995    $ 45,951    $ 48,080    $ 99,871
                                      --------    --------    --------    --------    --------
                                      --------    --------    --------    --------    --------


------------------
(1) Since specific valuation allowances have been provided for each loan and real estate asset, no general valuation allowance was recorded at June 30, 1995.

          The loan general valuation allowance as a percentage of the net loans receivable and MBS balance increased to 1.99% at June 30, 1994 from 1.88% at June 30, 1993. The Bank used the various asset classifications and asset type as a means of measuring risk for determining the general valuation allowances at a point in time. In determining the General Valuation Allowance risk factors the Bank analyzed various factors including economic trends, portfolio mix, trends in non-performing assets, classified assets and restructured assets, fair value exposure and historic loss trends. To analyze historic losses, the Bank utilized a loss migration model which tracked losses over ten quarters. These losses were compared historically to total loans, and loss factors were determined based on the Bank's historic loss experience. During fiscal year 1994, as a result of this analysis, the General Valuation Allowance loss factors were adjusted to reflect these historic losses. As a result of these adjustments, reduction in the loan portfolio, and improvement in the mix of classified assets the loan General Valuation Allowance decreased at June 30, 1994 from June 30, 1993.

          Based on the risk factors inherent in the Bank's loan portfolio and the results of the analyses performed in conjunction with the Bank's internal asset review system, the following table represents the allocation of the general valuation allowance for loan losses at the dates indicated:

                                         June 30, 1994                                    June 30, 1993
                         ---------------------------------------------    ----------------------------------------------
                         Loan Portfolio                                   Loan Portfolio
                           Principal                    Allowance as a      Principal                     Allowance as a
                           Balance(1)    Allowance(2)   % of Portfolio      Balance(1)     Allowance(2)   % of Portfolio
                         --------------  ------------   --------------    --------------   ------------   --------------
                                                             (Dollars in thousands)
Residential 1-4. . . . . $    198,046    $      574           0.29%       $    370,187     $      952          0.26%
Multifamily. . . . . . .      166,779         7,723           4.63%            200,637          8,306          4.14%
Commercial . . . . . . .      202,017         5,438           2.69%            278,731          7,325          2.63%
Construction . . . . . .        6,924           213           3.08%             16,253            642          3.95%
Equity trust deed. . . .        6,279           247           3.93%              7,480            218          2.91%
Consumer and other . . .       14,090           219           1.55%             17,270            453          2.62%
MBS - with recourse. . .       45,682            15           0.03%             62,765             55           .09%
                         ------------    ----------      ---------        ------------     ----------     ---------
                         $    639,817    $   14,429           2.25%       $    953,323     $   17,951          1.88%
                         ------------    ----------      ---------        ------------     ----------     ---------
                         ------------    ----------      ---------        ------------     ----------     ---------





                                                          June 30, 1992                                     June 30, 1991
                                    ------------------------------------------------  ---------------------------------------------
                                      Loan Portfolio                                   Loan Portfolio
                                        Principal                     Allowance as a     Principal                   Allowance as a
                                        Balance(1)    Allowance(2)    % of Portfolio     Balance(1)   Allowance(2)   % of Portfolio
                                     --------------  -------------   ---------------  -------------   ------------  ---------------
                                                                                  (Dollars in thousands)
Residential 1-4. . . . . . . .        $  394,946      $      832            0.21%       $  541,191     $      882          0.16%
Multifamily. . . . . . . . . .           224,878           5,901            2.62%          235,269          9,088          3.86%
Commercial . . . . . . . . . .           324,572           8,553            2.64%          312,940         12,088          3.86%
Construction . . . . . . . . .            72,715           1,907            2.62%          216,213          8,352          3.86%
Equity trust deed. . . . . . .            11,504             151            1.31%           19,576             73          0.37%
Consumer and other . . . . . .            23,341             475            2.04%           38,797            371          0.96%
MBS - with recourse. . . . . .            40,980               6            0.01%          209,607            210          0.10%
                                      ----------      ----------      ----------        ----------     ----------    ----------
                                      $1,092,936      $   17,825            1.63%       $1,573,593     $   31,064          1.97%
                                      ----------      ----------      ----------        ----------     ----------    ----------
                                      ----------      ----------      ----------        ----------     ----------    ----------

------------
(1) Gross of deferred fees, loans in process, discounts/premiums and specific valuation allowances.

(2) Includes the general valuation allowance for off-balance sheet items such as letters of credit and loans sold with recourse that are not included in the portfolio balances.

   The following table is a summary of activity in the Bank's valuation allowance for loan losses:


                                                                                 YEAR ENDED JUNE 30,
                                                    -------------------------------------------------------------------
                                                       1995           1994           1993           1992           1991
                                                    --------       --------       --------       --------       --------
                                                                                (DOLLARS IN THOUSANDS)
Balance at beginning of period . . . . . . .        $ 24,963       $ 20,573       $ 17,824       $ 31,064       $ 14,077
Provision. . . . . . . . . . . . . . . . . .          14,382         14,350         18,603          6,666         25,127
Charge-offs, net . . . . . . . . . . . . . .         (38,845)        (9,960)       (15,854)       (20,206)        (8,140)
Transfer of specific allowances to
   real estate . . . . . . . . . . . . . . .              --             --             --            300             --
                                                    --------       --------       --------       --------       --------
Balance at end of period . . . . . . . . . .        $    500       $ 24,963       $ 20,573       $ 17,824       $ 31,064
                                                    --------       --------       --------       --------       --------
                                                    --------       --------       --------       --------       --------


          The total loan valuation allowance decreased to $500 thousand from $20.6 million during fiscal 1995. The decrease was due to the sale of all but one loan in the Asset Sales and Glendale Federal transaction during fiscal 1995.

   The following table is a summary of activity in the Bank's valuation allowance for real estate losses:


                                                                          YEAR ENDED JUNE 30,
                                                     -------------------------------------------------------------------
                                                       1995           1994           1993           1992           1991
                                                     -------        -------        -------        -------        -------
                                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period . . . . . . .         $20,032        $25,378        $30,256        $68,807        $ 9,782
Provision. . . . . . . . . . . . . . . . . .           3,395         12,757         22,089         25,291         65,567
Charge-offs, net . . . . . . . . . . . . . .         (11,912)       (18,103)       (26,967)       (63,542)        (6,542)
Other. . . . . . . . . . . . . . . . . . . .              --             --             --           (300)            --
                                                     -------        -------        -------        -------        -------
Balance at end of period . . . . . . . . . .         $11,515        $20,032        $25,378        $30,256        $68,807
                                                     -------        -------        -------        -------        -------
                                                     -------        -------        -------        -------        -------

     The allowance for real estate losses decreased from $25.4 million at June 30, 1993 to $20.0 million at June 30, 1994 and 11.5 million at June 30, 1995, due to charge-offs which occurred at the time of sale for real estate owned and upon acquisition of title for in-substance foreclosures, including $4.0 million related to the Asset Sales. The provisions for real estate losses totaled $3.4 million for June 30, 1995 compared to $12.8 million for the year ended June 30, 1994 and $22.1 million for the year ended June 30, 1993. The provisions in fiscal 1995, 1994 and 1993 were largely due to the writedown of REO to reflect current fair values based on sales offers and/or recent appraisals.

     Combined charge-offs of loans and real estate, net of recoveries and realized gains and losses on the sales of real estate by type of collateral are as follows:

                                                                  JUNE 30,
                                          ----------------------------------------------------------
                                             1995        1994          1993         1992         1991
                                           -------      -------       -------      -------     -------
                                                           (DOLLARS IN THOUSANDS)
 One-to-four unit residential  . . .       $ 2,112      $ 3,040       $12,916      $    64     $   157
 Multifamily . . . . . . . . . . . .        15,406        9,343         6,891        4,486       1,400
 Commercial  . . . . . . . . . . . .        25,587       14,440        12,657       43,585      10,366
 Construction  . . . . . . . . . . .         6,709           36         9,604       35,638       1,262
 Equity trust deed . . . . . . . . .           290          247            (5)          --           9
 Consumer and other non-mortgage . .           724          833         1,154          236         617
                                           -------      -------       -------      -------     -------
                                           $50,828      $27,939       $43,217      $84,009     $13,811
                                           -------      -------       -------      -------     -------
                                           -------      -------       -------      -------     -------
 Net realized losses and charge-offs
    as a % of net loans and mortgage-
    backed securities (1)  . . . . .        2,234%        3.86%         4.53%        7.76%       0.82%
                                           -------      -------       -------      -------     -------
                                           -------      -------       -------      -------     -------

____________
(1) Recoveries on consumer and other loans have not been segregated in the accounts of the Bank due to their immateriality. Commercial loan recoveries totaled $2.8 million for 1994, $137 thousand for 1993 and $2.4 million for 1992. Construction loan recoveries totaled $350 thousand in 1992. Recoveries on one-to-four unit residential loans were $42 thousand, $10 thousand, $182 thousand, $65 thousand, and $106 thousand in fiscal years 1994 through 1990, respectively.

     In addition to losses charged against the allowance for loan losses, the Bank has recorded losses on real estate acquired in settlement of loans by direct write-off to real estate operations as loss on sale.

     As the Bank continues to reduce nonperforming assets either through sale or restructure, additional provisions for loan and real estate losses may be incurred. The prices at which properties can be disposed are dependent on the state of the California and national real estate economies, as well as the availability of credit and financially viable buyers. Under current conditions in the real estate markets, such efforts could result in additional real estate losses which could deplete the existing capital of the Company and the Bank.

REAL ESTATE HELD FOR INVESTMENT, DEVELOPMENT OR SALE

     Real estate held for investment, development or sale at June 30, 1995 and 1994 is comprised of the real estate remaining from the Bank's branches that have been sold and Uni-Cal's wholly-owned investments. At June 30, 1995, real estate held for investment, development or sale totaled $359 thousand as compared to $713 thousand at June 30, 1994. The decrease in fiscal year 1995 is due to the sale of one of the former banking offices and the sale of a Uni-Cal wholly owned investment.

NON-INTEREST INCOME

     Non-interest income consists of loan servicing fees, net of amortization of capitalized loan servicing assets, loan fees, gains on sales of loans and mortgage-backed securities, gain on sale of loan servicing, gain on sales of investment securities held for sale, and other income.

     Loan servicing fees, net of amortization of servicing assets, were $737 thousand in fiscal 1995 as compared to $893 thousand in fiscal 1994 and $230 thousand in fiscal 1993.

     Gains (losses) on sales of loans and loan servicing were $(16.9) million in fiscal 1995 compared to $919 thousand and $4.1 million in 1994 and 1993, respectively. The significant loss of sale of loans and loan servicing assets in fiscal 1995 was attributable to the loss recognized in connection with the Asset Sales of $18.6 million offset by gains in sales of loan servicing of $623 thousand and gains on sales of loans of $1.1 million during the year.

     For the year ended June 30, 1995, the gain on sale of investment securities and mortgage-backed securities held for sale totaled $308 thousand compared to a loss during fiscal 1994 of $1.2 million and gains of $3.5 million in fiscal 1993. In the March 1994 quarter, the Bank incurred a realized loss of $2.1 million from the sale of securities in the "held for sale" portfolio. This loss, together with a $400 thousand write-down of additional investment securities to their fair value at March 31, 1995, followed the change in the direction of interest rates as the Federal Reserve Bank acted to tighten credit. In fiscal 1995, the Bank sold the majority of its investment portfolio prior to the Glendale Federal transaction as a means of providing cash to fund the transfer of the deposit liability. These sales resulted in gains totaling $386 thousand, which were offset by $78 thousand in losses recognized earlier in the year.

     Non-interest expense consists of general and administrative expense, real estate operations, net, and core deposit intangible amortization. General and administrative expenses, which consist of compensation and related expenses, premises and occupancy, SAIF insurance premiums, other operating expense, and other general and administrative expense, decreased to $25.7 million for the fiscal year ended June 30, 1995, from $29.0 million and $30.9 million for the fiscal years ended June 30, 1994 and June 30, 1993, respectively.

     The ratio of general and administrative expenses to average assets was 2.93% in fiscal 1995 compared to 2.91% and 2.18% for fiscal year 1994 and 1993, respectively. The ratio increases between periods reflect the lower level of average total assets.

     Real estate operations, net, consist of revenues and expenses of REO, together with real estate held for investment, development or sale. In 1990, the Company ceased undertaking any new real estate investment and development projects. Since 1991, the Company has been winding down and disposing of its real estate investment and development properties, and has incurred substantial real estate losses. For the fiscal year ended June 30, 1995, real estate operations, net, resulted in a loss of $6.5 million, compared to $15.7 million and $27.3 million for fiscal years 1994 and 1993, respectively. These losses were due to the provisions for real estate losses and net expenses of the Bank's REO and in-substance foreclosed properties described above.

INCOME TAX BENEFITS

     The Company has utilized net operating losses for income tax purposes for all periods through September 30, 1992. In December, 1992 the Company recorded a tax benefit of approximately $6 million upon receipt of refunds of taxes paid in prior years. No further income tax benefits can be recognized until operations of the Company result in additional taxable income. The effective tax rates for tax benefits reflected in the Company's financial statements give effect to the timing of realization of tax refunds. For the fiscal years 1995, 1994, and 1993, the respective effective tax rates were (6.6)%, 0.01%, and (15.7)%.

     At June 30, 1995, the Company had unused net operating losses ("NOL") for federal income tax and California franchise tax purposes of $102 million and $105 million, respectively. On August 5, 1994, the Company incurred an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). Section 382 generally provides that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of the ownership change (the "change date") with net operating loss carryforwards and certain built-in losses existing on the change date will be subject to an annual limitation. In general, the annual limitation equals the product of (i) the fair market value of the corporation's equity on the change date (with certain adjustments) and (ii) a long-term tax exempt bond rate of return published by the Internal Revenue Service.

     The Section 382 limitation will not have a material impact on the financial statements of the Company as the Company has not utilized any net operating losses to offset the reversal of taxable temporary differences.

Although the Section 382 limitation will affect the Company's ability to utilize its net operating loss carryovers and certain recognized built-in losses, any income tax benefits attributable to those net operating loss carryovers and recognized built-in losses will not be available until operations of the Company result in additional taxable income. The annual amount of the Section 382 limitation potentially available to the Company has been estimated to approximate $563 thousand per year for a period of 15 years, for a potential NOL utilization of $8.44 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


     Independent Auditors' Report. . . . . . . . . . . . . . . . . . . .   54
     Consolidated Statements of Financial Condition as of
        June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . .   55
     Consolidated Statements of Operations for the three years
        ended June 30, 1995. . . . . . . . . . . . . . . . . . . . . . .   56
     Consolidated Statements of Changes in Stockholders' Equity
        for the three years ended June 30, 1995. . . . . . . . . . . . .   57
     Consolidated Statements of Cash Flows for the three years
        ended June 30, 1995. . . . . . . . . . . . . . . . . . . . . . .   58
     Notes to Consolidated Financial Statements. . . . . . . . . . . . .   60

The Board of Directors and Stockholders
UnionFed Financial Corporation:

We have audited the accompanying consolidated balance sheets of UnionFed Financial Corporation and subsidiaries (the "Company") as of June 30, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements based on the results of our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

In our opinion, the 1994 and 1993 consolidated financial statements referred to above present fairly, in all material respects, the financial position of UnionFed Financial Corporation and subsidiaries as of June 30, 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") place restrictions on any insured depository institution that does not meet certain requirements, including minimum capital ratios. These restrictions are based on an institution's FDICIA defined capital category and become increasingly more severe as an institution's capital category declines. Union Federal Bank, a federal savings bank (the "Bank"), and wholly owned subsidiary of the Company, was deemed "undercapitalized" based upon the Bank's capital position at June 30, 1995. The Bank anticipates continuing operating losses in fiscal 1996 which will result in further deterioration of its regulatory capital position. Further declines in its capital ratios such that it becomes "critically undercapitalized" expose the Bank to regulatory take-over.

This situation raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon many factors, including management achieving its plan to maintain a tangible equity capital ratio in excess of 2% and regulatory action. Management's plans in regard to these matters are described in Note 13 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 15 to the consolidated financial statements, the Bank is a defendant in a lawsuit alleging a claim for unpaid rent under certain lease and sublease agreements to which the Bank is a party. Preliminary hearings and discovery proceedings on this action are in progress. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

Because of the significance of the uncertainties discussed in the two preceding paragraphs, we are unable to express, and we do not express, an opinion on the accompanying 1995 consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Debt and Equity Securities" in 1995 and No. 109 "Accounting for Income Taxes" in 1994.

                                                           KPMG PEAT MARWICK LLP

Orange County, California
October 11, 1995

                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                          AT JUNE 30,
                                                                              ------------------------------------------
                                                                                       1995            1994
                                                                              --------------------   -----------------
                                                                              (DOLLARS IN THOUSANDS EXCEPT SHARE
                                                                                     AND PER SHARE AMOUNTS)
ASSETS
Cash........................................................................    $    1,588       $   23,791
Restricted Cash.............................................................         3,214           11,300
Overnight funds sold........................................................         1,000            3,000
U.S. Government and agency obligations and other securities available for sale (1995) and held to maturity (1994) at amortized cost
     (estimated market value of $2,499 (1995) and $61,407 (1994))...........         2,499           62,119
Mortgage-backed securities, net, held to maturity  (estimated market
     value of $153,733 (1994))..............................................            --          157,783
Loans receivable, net of allowance for losses of $500 (1995)
     and $24,963 (1994).....................................................         2,244          521,635
Loans available for sale at market..........................................            --           45,320
Interest receivable.........................................................            91            6,524
Real estate, net............................................................        24,982           39,947
Investment in Federal Home Loan Bank stock, at cost.........................           100            5,419
Premises and equipment, net.................................................           343           18,051
Other assets................................................................         1,095            9,087
                                                                                ----------       ----------
                                                                                $   37,156       $  903,976
                                                                                ----------       ----------
                                                                                ----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Savings deposits.......................................................     $   34,170       $  847,957
    FHLB advances and other borrowings.....................................             --           15,464
    Accounts payable and accrued liabilities...............................            594            3,180
    Deferred income taxes..................................................            391            2,690
                                                                                ----------       ----------
           Total liabilities...............................................         35,155          869,291
                                                                                ----------       ----------
Commitments and contingencies..............................................
                                                                                        --               --
Stockholders' equity
    Preferred stock--par value $.01 per share; authorized, 1,000,000
        shares, issued and outstanding, none...............................             --               --
    Common stock--par value $.01 per share; authorized, 60,000,000 shares, issued and outstanding, 27,201,993 shares (1995 and
        1994)..............................................................            272              272
    Additional paid-in capital.............................................        107,943          107,943
    Accumulated deficit....................................................       (106,214)         (73,530)
                                                                                ----------       ----------
           Total stockholders' equity......................................          2,001           34,685
                                                                                ----------       ----------
                                                                                $   37,156       $  903,976
                                                                                ----------       ----------
                                                                                ----------       ----------


See accompanying notes to consolidated financial statements.

                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     YEAR ENDED JUNE 30,
                                                                                   -----------------------------------------------
                                                                                      1995               1994              1993
                                                                                   ----------         ----------       -----------
                                                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest on loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  39,567          $  53,104         $  75,126
Interest on mortgage-backed securities . . . . . . . . . . . . . . . . . . . . .       10,831              6,093             6,335
Interest and dividends on investments. . . . . . . . . . . . . . . . . . . . . .        6,471              4,937            10,311
                                                                                   ----------         ----------        ----------
               Total interest income . . . . . . . . . . . . . . . . . . . . . .       56,869             64,134            91,772
                                                                                   ----------         ----------        ----------
Interest on savings deposits . . . . . . . . . . . . . . . . . . . . . . . . . .       35,430             32,586            49,878
Interest on borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          780              3,711            16,095
                                                                                   ----------         ----------        ----------
               Total interest expense. . . . . . . . . . . . . . . . . . . . . .       36,210             36,297            65,973
                                                                                   ----------         ----------        ----------
      Net interest income before provision for estimated
            loan losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,659             27,837            25,799
Provision for estimated loan losses. . . . . . . . . . . . . . . . . . . . . . .       14,382             14,350            18,603
                                                                                   ----------         ----------        ----------
      Net interest income after provision for estimated
            loan losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,277             13,487             7,196
                                                                                   ----------         ----------        ----------
Non-interest income:
      Loan servicing fee, net of amortization. . . . . . . . . . . . . . . . . .          737                893               230
      Loan fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          320                832             1,375
      (Loss)/gain on sale of loans related to
           Bulk Asset Sales. . . . . . . . . . . . . . . . . . . . . . . . . . .      (18,562)                --                --
      Other, (loss)/gain on sale of loans. . . . . . . . . . . . . . . . . . . .        1,080                 (9)            2,019
      Gain on sales of loan servicing. . . . . . . . . . . . . . . . . . . . . .          623                928             2,100
      (Loss)/gain on sale and mark-to-market of
           investment securities and mortgage-backed
           securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          308             (1,158)            3,536
      Gain on sale of branches . . . . . . . . . . . . . . . . . . . . . . . . .        4,668              1,496             1,315
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,527              2,488             3,181
                                                                                   ----------         ----------        ----------
               Total non-interest income . . . . . . . . . . . . . . . . . . . .       (8,299)             5,470            13,756
                                                                                   ----------         ----------        ----------
Non-interest expense:
      General and administrative expense:
           Compensation and related expenses . . . . . . . . . . . . . . . . . .       10,361             12,160            13,363
           Premises and occupancy. . . . . . . . . . . . . . . . . . . . . . . .        4,225              4,251             5,191
           SAIF insurance premium. . . . . . . . . . . . . . . . . . . . . . . .        2,501              2,918             2,793
           Office operating expense. . . . . . . . . . . . . . . . . . . . . . .        5,868              6,651             6,534
           Other general and administrative. . . . . . . . . . . . . . . . . . .        2,734              3,026             3,029
                                                                                   ----------         ----------        ----------
               Total general and administrative expense. . . . . . . . . . . . .       25,689             29,006            30,910
      Real estate operations, net. . . . . . . . . . . . . . . . . . . . . . . .        6,480             15,743            27,277
      Core deposit intangible amortization . . . . . . . . . . . . . . . . . . .          790                662               845
                                                                                   ----------         ----------        ----------
               Total non-interest expense. . . . . . . . . . . . . . . . . . . .       32,959             45,411            59,032
                                                                                   ----------         ----------        ----------
               Loss before income tax expense/(benefit). . . . . . . . . . . . .      (34,981)           (26,454)          (38,080)
Income tax expense/(benefit) . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,297)                 3            (5,996)
                                                                                   ----------         ----------        ----------
               Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (32,684)        $  (26,457)       $  (32,084)
                                                                                   ----------         ----------        ----------
                                                                                   ----------         ----------        ----------
Net loss per common share. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(1.20)            $(1.28)          $(43.07)
                                                                                   ----------         ----------        ----------
                                                                                   ----------         ----------        ----------

          See accompanying notes to consolidated financial statements.

                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                   THREE YEARS ENDED JUNE 30, 1995
                                             ----------------------------------------------------------------
                                                        ADDITIONAL
                                             COMMON       PAID-IN      ACCUMULATED      TREASURY
                                              STOCK       CAPITAL        DEFICIT          STOCK         TOTAL
                                             ------     ----------     -----------      --------        -----
                                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
BALANCE AT JUNE 30, 1992 . . . . . . . .      $ 51       $ 65,490      $ (14,989)      $ (1,426)      $ 49,126
Net loss . . . . . . . . . . . . . . . .        --             --        (32,084)            --        (32,084)
                                               ---        -------      ---------        -------        -------
BALANCE AT JUNE 30, 1993 . . . . . . . .        51         65,490        (47,073)        (1,426)        17,042
Issuance of 26,457,143 shares of
    Common Stock . . . . . . . . . . . .       221         43,879             --             --         44,100
Treasury Stock Retired . . . . . . . . .        --         (1,426)            --          1,426             --
Net Loss . . . . . . . . . . . . . . . .        --             --        (26,457)            --        (26,457)
                                               ---        -------      ---------        -------        -------
BALANCE AT JUNE 30, 1994 . . . . . . . .       272        107,943        (73,530)            --         34,685
Net Loss . . . . . . . . . . . . . . . .        --             --        (32,684)            --        (32,684)
                                               ---        -------      ---------        -------        -------
BALANCE AT JUNE 30, 1995 . . . . . . . .      $272       $107,943      $(106,214)      $     --       $  2,001
                                               ---        -------      ---------        -------        -------
                                               ---        -------      ---------        -------        -------

          See accompanying notes to consolidated financial statements.

                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED JUNE 30,
                                                                       -----------------------------------------
                                                                           1995            1994           1993
                                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                            (DOLLARS IN THOUSANDS)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (32,684)     $  (26,457)    $  (32,084)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities:
  Net decrease in loan fees and discounts. . . . . . . . . . . . . .      (2,051)           (428)        (2,018)
  Depreciation and amortization. . . . . . . . . . . . . . . . . . .       1,745           2,519          2,972
  Provisions for loan and real estate losses . . . . . . . . . . . .      17,777          27,107         40,692
  (Gain)/Loss on sale and write-down of investment
    securities and mortgage-securities, net. . . . . . . . . . . . .        (308)          1,158         (3,536)
  Loss/(Gain) on sales and write-down of Loans . . . . . . . . . . .      17,482               9         (2,019)
  Gain on sales of loan servicing. . . . . . . . . . . . . . . . . .        (623)           (928)        (2,100)
  Gain on sales of real estate . . . . . . . . . . . . . . . . . . .          12          32,986           (285)
  Gain on sales of branches. . . . . . . . . . . . . . . . . . . . .      (4,668)         (1,496)        (1,315)
  Federal Home Loan Bank stock dividends . . . . . . . . . . . . . .        (232)           (267)          (273)
  Proceeds from sale of loan servicing . . . . . . . . . . . . . . .         794          44,211          5,441
  Purchases of mortgage servicing rights . . . . . . . . . . . . . .          --              --         (1,605)
  Proceeds from sales of loans held for sale . . . . . . . . . . . .     120,032         142,447         30,523
Decrease in interest and dividends receivable. . . . . . . . . . . .       3,723             365          3,413
Decrease in income tax refund receivable . . . . . . . . . . . . . .          --              --         15,726
Decrease in prepaid expenses and other assets. . . . . . . . . . . .       3,566           3,526          1,097
Decrease in interest payable . . . . . . . . . . . . . . . . . . . .        (265)           (354)        (2,390)
Increase (decrease) in accounts payable and accrued liabilities  . .       5,322         (11,150)        (7,017)
Increase (decrease) in deferred income taxes . . . . . . . . . . . .      (2,299)            (68)         2,758
                                                                      ----------      ----------     ----------
  Net cash provided by (used in) operating activities. . . . . . . .     127,434         143,180         47,980
                                                                      ----------      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES . . . . . . . . . . . . . . . .
Proceeds from maturities and sales of investment securities. . . . .      76,852          16,961        207,019
Proceeds from sales of investment securities held
  for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --          24,284        170,053
Purchases of investment securities held for sale . . . . . . . . . .          --              --       (118,855)
Purchases of mortgage-backed securities held for sale. . . . . . . .          --         (82,313)      (154,427)
Loans originated and purchased, held for sale. . . . . . . . . . . .     (95,304)       (206,058)      (280,496)
Proceeds from sales of mortgage-backed securities, held
  for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     156,210        285,642
Proceeds from sale of mortgage-backed
  securities, available for sale . . . . . . . . . . . . . . . . . .      18,080              --             --
Purchases of investment securities held to maturity. . . . . . . . .     (30,519)        (40,829)            --
Purchase of mortgage-backed securities,
  available for sale . . . . . . . . . . . . . . . . . . . . . . . .     (38,432)             --             --
Principal reductions on mortgage-backed securities . . . . . . . . .      10,294          21,106         16,215
Principal reduction on loans . . . . . . . . . . . . . . . . . . . .      54,701         112,556        166,957
Purchases of mortgage-backed securities,
  held for investment. . . . . . . . . . . . . . . . . . . . . . . .          --        (105,844)       (14,654)
Loans originated, held to maturity . . . . . . . . . . . . . . . . .     (18,573)        (26,368)       (18,832)
Net change in undisbursed loan funds . . . . . . . . . . . . . . . .        (166)         (3,158)        (5,251)
Proceeds from sale of mortgage-backed securities,
  held to maturity . . . . . . . . . . . . . . . . . . . . . . . . .     153,167              --             --
Acquisitions of real estate. . . . . . . . . . . . . . . . . . . . .      (6,340)         (4,450)        (9,809)
Proceeds from disposition of real estate . . . . . . . . . . . . . .      15,409          49,671         54,279
Redemption of FHLB loan stock. . . . . . . . . . . . . . . . . . . .       5,551           1,491         21,613
Proceeds from bulk asset sale. . . . . . . . . . . . . . . . . . . .      82,477              --             --
Branch (sales) . . . . . . . . . . . . . . . . . . . . . . . . . . .    (354,981)           (122)       (84,339)
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (17,025)           (894)         6,565
                                                                      ----------      ----------     ----------
      Net cash provided by (used in) investing activities. . . . . .    (144,809)        (87,757)       241,680
                                                                      ----------      ----------     ----------

          See accompanying notes to consolidated financial statements.

                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)


                                                                                            YEAR ENDED JUNE 30,
                                                                                 ---------------------------------------
                                                                                    1995           1994           1993
                                                                                 ---------      ---------      ---------
                                                                                            (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    (981)     $  (7,871)     $(133,373)
Proceeds from short term borrowings. . . . . . . . . . . . . . . . . . . . . .          --         14,525             --
Repayment in-short-term borrowings . . . . . . . . . . . . . . . . . . . . . .        (933)       (14,858)        (5,653)
Repayment of medium-term notes . . . . . . . . . . . . . . . . . . . . . . . .          --             --         (7,000)
Repayment of long-term borrowings. . . . . . . . . . . . . . . . . . . . . . .          --         (2,026)        (2,717)
Additional FHLB advances . . . . . . . . . . . . . . . . . . . . . . . . . . .          --        545,000         50,000
Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . .          --         44,100             --
Repayments of FHLB advances. . . . . . . . . . . . . . . . . . . . . . . . . .     (13,000)      (632,000)      (200,000)
                                                                                 ---------      ---------      ---------
    Net cash used in financing activities. . . . . . . . . . . . . . . . . . .     (14,914)       (53,130)      (298,743)
                                                                                 ---------      ---------      ---------
Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . . .     (32,289)         2,293         (9,083)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . .      38,091         35,798         44,881
                                                                                 ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . . .   $   5,802      $  38,091      $  35,798
                                                                                 ---------      ---------      ---------
                                                                                 ---------      ---------      ---------
SALES OF BRANCHES:
  Loans and securities and accrued interest. . . . . . . . . . . . . . . . . .   $ 438,896      $ 163,719      $  55,253
  Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,963          1,471          1,353
  Excess of cost over net assets acquired. . . . . . . . . . . . . . . . . . .          --             38            986
  Other assets and real estate owned . . . . . . . . . . . . . . . . . . . . .       7,472            (36)           117
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (812,806)      (166,218)      (142,948)
  Other liabilities and borrowings . . . . . . . . . . . . . . . . . . . . . .      (9,174)          (592)          (415)
  Gain on sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,668          1,496          1,315
                                                                                 ---------      ---------      ---------
      Net cash used by sales of branches, net. . . . . . . . . . . . . . . . .   $(354,981)     $    (122)     $ (84,339)
                                                                                 ---------      ---------      ---------
                                                                                 ---------      ---------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Interest (net of amount capitalized) . . . . . . . . . . . . . . . . . . . .   $  36,474      $  36,651      $  68,868
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4             40             36
Non cash investing and financing activities:
  Additions to real estate acquired in settlement of loans . . . . . . . . . .      14,701         45,422         33,833
  Loans exchanged for mortgage-backed securities . . . . . . . . . . . . . . .       9,522        133,253        159,555
  Loans to facilitate the sale of real estate. . . . . . . . . . . . . . . . .       1,781          8,196         10,616

See accompanying notes to consolidated financial statements.

                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1995, 1994 AND 1993

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of UnionFed Financial Corporation and its subsidiaries, (the "Company"), which is a holding company primarily engaged in the financial services business through Union Federal Bank, a federal savings bank (the "Bank"). The Company is also engaged in trustee services and, previously, insurance agency operations and real estate development, through subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been restated to conform to the current year presentation.

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

          CASH

          The Company is required by the Federal Reserve System to maintain non-interest earning cash reserves against certain of its transaction and term deposit accounts. At June 30, 1995, the required reserves totaled $35 thousand.

          RESTRICTED CASH

          Restricted cash at June 30, 1995 represented cash held in escrow in relation to asset sales for potential breaches of representations and warranties. Restricted cash at June 30, 1994 related to cash accounts associated with private placement mortgage pass-through certificates.

          U.S. GOVERNMENT AND AGENCY OBLIGATIONS AND OTHER SECURITIES

          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that investments be classified as "held to maturity," "available for sale" or "trading securities." The statement defines investments in securities as "held to maturity" based upon a positive intent and ability to hold those securities to maturity. Investments held to maturity are to be reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and are to be reported at fair value, with unrealized gains and losses included in operations. Equity and debt securities not classified as "held to maturity" or "trading securities" are classified as "available for sale" and are recorded at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity, net of the tax effect.

          SFAS 115 was adopted by the Company as of July 1, 1994.

          The designation of securities is made by management at the time of acquisition.

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

          When there is indication that a borrower no longer has equity in property collateralizing a loan and it is doubtful that equity will be rebuilt in the foreseeable future, the property is considered repossessed in-substance ("in-substance foreclosure"). Both in-substance foreclosure and real estate acquired in settlement of loans are recorded at fair value of the collateral at the time of foreclosure. Subsequently, valuation allowances for estimated losses are provided against real estate operations income if the carrying value of real estate exceeds estimated fair value less estimated selling costs. Legal fees, direct costs, including estimated foreclosure and other related costs, are expensed as incurred. While management uses currently available information to provide for losses on real estate, future additions to the allowance may be necessary based on future economic conditions. In addition, the regulatory agencies periodically review the allowance for real estate losses and such agencies may require the Company to recognize additions to the allowance based on information and factors not available to management.

          COSTS IN EXCESS OF THE FAIR VALUE OF NET ASSETS ACQUIRED

          Costs in excess of the fair value of net assets acquired less liabilities assumed in connection with the purchase of branch facilities are generally being charged to operations over a ten-year period using the straight-line method. Branch purchase premiums included in other assets amounted to $0
(1995) and $2.53 million (1994).

          GAINS ON SALE OF LOANS AND MORTGAGE-BACKED SECURITIES AND AMORTIZATION OF LOAN SERVICING ASSETS

          The Company sells loans and participations in loans for cash proceeds equal to the market value of the loans and participations sold with yield rates to the investors based upon current market rates. Gain or loss on loans sold is recognized in an amount equal to the difference between the book value of the loans sold and the sum of the cash proceeds from the sale (net of discounts, commitment fees paid, and other loan sale costs), plus any capitalized excess servicing on the loans sold. Capitalized excess servicing is the present value of any difference between the interest rate charged to the borrower and the interest rate paid to the purchaser after deducting a normal servicing fee. Capitalized excess servicing is amortized against loan servicing income using the interest method over the estimated life of such loans. Adjustments for unanticipated prepayments and changes in estimated future prepayments are made if the estimated future net servicing income, computed on a discounted basis, is less than the balance of capitalized excess servicing. Capitalized excess servicing included in other assets amounted to $0 (1995) and $118 thousand
(1994).

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

          NET LOSS PER SHARE

          Net loss per share is based on net loss divided by the weighted average number of common shares outstanding, including the dilutive effect of outstanding stock options. After giving effect to the one-for-ten reverse stock split effective in August, 1993, and the issuance of 26,457,143 shares in conjunction with the Company's recapitalization in 1993, the number of shares used in computing net loss per share was 27,201,993 for 1995, 20,674,000 for 1994 and 744,950 for 1993.

          CURRENT ACCOUNTING PRONOUNCEMENTS

          In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and in October 1994, the FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS 118").
Under the provisions of SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize the impairment by recording a valuation allowance with a corresponding charge to provision for estimated losses on loans. This statement also applies to restructured loans and eliminates the requirement to classify loans that are in-substance foreclosures as foreclosed assets except for loans where the creditor has physical possession of the underlying collateral but not legal title. SFAS 114 applies to financial statements for fiscal years beginning after December 15, 1994. The Company expects to adopt the statement on July 1, 1995 and does not expect that the adoption of the statement will have a material impact on the Company's results of operations or financial position.

          SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. In addition, SFAS 118 amends certain disclosure requirements of SFAS 114.

          In October 1994, the FASB issued Statement of Financial Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119"). This statement amends Statement of Financial Accounting Standards No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," and provides specific disclosure requirements for derivative financial instruments. SFAS 119 is effective for financial statements issued for fiscal years ending after December 15, 1994. The disclosures required by SFAS 119 with respect to the fair value of financial instruments are included herein. The Company does not utilize derivative financial instruments.

          In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. However, SFAS 121 does not apply to financial instruments, mortgage and other servicing rights or deferred tax assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 will have no material impact on the Company's financial statements.

          In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights, an amendment to Statement of Financial Accounting Standards No. 65." SFAS 122 requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. Capitalized mortgage servicing rights should be stratified based upon one or more of the predominate risk characteristics of the underlying loans such as loan type, size, note rate, date of origination, term and/or geographic location. SFAS 122 is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 122 will have no material impact on the Company's financial statements.

NOTE 2 - SIGNIFICANT TRANSACTIONS

          During fiscal year 1995 the Company completed two significant transactions in order to comply with a prompt corrective action directive
(the "Directive") of the Office of Thrift Supervision requiring a sale, merger or recapitalization transaction. First, the Company sold $136 million of its classified commercial, industrial and multi-family loans and real estate portfolio, principally to "bulk sale" institutional buyers. This bulk sale of assets resulted in a loss on sales of $18,562, net of any allowances for estimated losses established for these assets. The sale generated proceeds of $101 million, including $3.6 million in funds "held-back" in an escrow account for potential representation and warranty breaches. At June 30, 1995, the Bank had established a reserve of $400 thousand to cover potential claims for breaches of representations and warranties. Second, the Company sold 13 of its 14 retail banking offices and $822 million of related deposit liabilities to Glendale Federal Bank, a federal savings bank ("Glendale Federal"). At closing the Company transferred cash and other assets, principally single family and non-classified commercial and multi-family real estate loans, at net book value, to Glendale Federal to offset the deposit and other liabilities assumed by Glendale Federal. As a result of the Glendale Federal transaction the Bank recorded a gain of $4.7 million. In connection with the Glendale Federal transaction, the Bank liquidated $209 million of its investment securities portfolio in May 1995 for a gain of $386 thousand. The assets that were sold in each of the above transactions had previously been classified as Held to Maturity. Compliance with the Directive caused the Bank to sell assets from the Held to Maturity category.

NOTE 3 - U.S. GOVERNMENT AND AGENCY OBLIGATIONS AND OTHER SECURITIES

          The amortized cost and estimated market value of U.S. Government and agency obligations and other securities held to maturity at June 30 are summarized as follows:

                                                                                  Gross          Gross          Estimated
                                                                  Amortized     Unrealized     Unrealized        Market
                                                                    Cost          Gains          Losses           Value
                                                                -----------     -----------    ----------       ---------
                                                                                  (Dollars in thousands)
1995
Available for Sale:
   U.S. Government and agency obligations. . . . . . . . .      $    2,499      $    --        $    --         $   2,499
                                                                -----------     -----------    ----------       ---------
                                                                -----------     -----------    ----------       ---------

1994
Held to Maturity:
   U.S. Government and agency obligations. . . . . . . . .      $   62,119      $    --        $    (712)       $ 61,407
                                                                -----------     -----------    ----------       ---------
                                                                -----------     -----------    ----------       ---------


          The contractual maturity of U.S. Government and agency obligations and other investment securities at June 30, 1995, by amortized cost and estimated market value, are shown below.

                                                                 WITHIN
                                                                 1 YEAR
                                                         ----------------------
       AMORTIZED COST                                    (DOLLARS IN THOUSANDS)
       Available for Sale:
           U.S. Government and agency obligations. . . . . . .  $   2,499
                                                                ---------
                                                                ---------

       ESTIMATED MARKET VALUE

       Available for Sale:
           U.S. Government and agency obligations. . . . . . .  $   2,499
                                                                ---------
                                                                ---------

          Accrued interest receivable for investments amounted to $42 thousand
(1995) and $1.5 million (1994). Gross realized gains from sales, and gross realized losses from sales and mark-to-market write-downs of investment securities were $884 thousand and $527 thousand, respectively in 1995, $76 thousand and $277 thousand, respectively in 1994, and $2.1 million and $1 thousand, respectively in 1993.

NOTE 4 - MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated market value of mortgage-backed securities held to maturity at June 30, 1994(1) are summarized as follows:

                                                                                         GROSS          GROSS        ESTIMATED
                                                                   AMORTIZED           UNREALIZED     UNREALIZED       MARKET
                                                                     COST               GAINS           LOSSES         VALUE
                                                                  ----------          -----------     -----------    ----------
                                                                                          (DOLLARS IN THOUSANDS)
Held for Investment:
    GNMA Certificates. . . . . . . . . . . . . . . . . . . .      $ 106,772           $   --         $  (2,269)     $ 104,503

    FNMA Certificates. . . . . . . . . . . . . . . . . . . .         32,783               --              (874)        31,909
    FHLMC Certificates . . . . . . . . . . . . . . . . . . .          3,205               --               (94)         3,111
    Collateralized mortgage obligations. . . . . . . . . . .         14,993                4              (787)        14,210
    Mortgage pass-through securities issued by
        the Bank . . . . . . . . . . . . . . . . . . . . . .             30               --               (30)            --
                                                                  ---------         --------        ----------      ---------
            Total. . . . . . . . . . . . . . . . . . . . . .      $ 157,783           $    4         $  (4,054)     $ 153,733
                                                                  ---------         --------        ----------      ---------
                                                                  ---------         --------        ----------      ---------


__________________
(1) The balance of this asset was zero at June 30, 1995 and the information is not applicable

          The weighted average interest rate at June 30, 1994 on mortgage-backed securities giving effect to amortization of discounts and premiums was 6.61%. Eighty-nine percent (89%) of the Company's mortgage-backed securities included in the held for investment portfolio, at June 30, 1994 had contractual maturities in excess of ten years.

          Gross realized gains from sales, and gross realized losses from sales and mark-to-market write-downs of mortgage-backed securities held to maturity were $23 thousand and $157 thousand, respectively in fiscal 1995, $1.9 million and $2.9 million, respectively, in fiscal 1994, and $2.5 million and $689 thousand, respectively, in fiscal 1993.

          Accrued interest receivable on mortgage-backed securities amounted to $818 thousand (1994).

NOTE 5 - LOANS RECEIVABLE

          Loans receivable and loans held for sale at June 30 are summarized as follows:

                                                                               1995              1994
                                                                           ------------      ------------
                                                                               (DOLLARS IN THOUSANDS)
Held for Investment:
   Real estate loans
      First trust deed residential loans
          One-to-four units. . . . . . . . . . . . . . . . . . . . . . .   $       --        $    152,726
          Five or more units . . . . . . . . . . . . . . . . . . . . . .           --             166,779
      Other real estate loans
          Construction . . . . . . . . . . . . . . . . . . . . . . . . .           --               6,924
          Commercial and land. . . . . . . . . . . . . . . . . . . . . .           --             202,017
          Acquisition, development and construction. . . . . . . . . . .           --                  --
          Equity trust deed. . . . . . . . . . . . . . . . . . . . . . .        2,744               6,279
                                                                           ----------        ------------
                                                                                                  534,725
   Consumer and other. . . . . . . . . . . . . . . . . . . . . . . . . .           --              14,090
                                                                           ----------        ------------
                                                                                2,744             548,815
      Less
          Deferred fees, premiums and discounts. . . . . . . . . . . . .           --               2,051
          Loans in process . . . . . . . . . . . . . . . . . . . . . . .           --                 166
          Allowance for estimated losses . . . . . . . . . . . . . . . .          500              24,963
                                                                           ----------        ------------
Total loans receivable held for investment:. . . . . . . . . . . . . . .   $    2,244        $    521,635
                                                                           ----------        ------------
                                                                           ----------        ------------
Held for sale:
      First trust deed residential loans . . . . . . . . . . . . . . . .   $       --        $     45,320
                                                                           ----------        ------------
Total loans held for sale. . . . . . . . . . . . . . . . . . . . . . . .   $       --        $     45,320
                                                                           ----------        ------------
                                                                           ----------        ------------
      Weighted average interest rate at June 30 giving effect to
         yield adjustments . . . . . . . . . . . . . . . . . . . . . . .       10.81%               7.28%
                                                                           ----------        ------------
                                                                           ----------        ------------

          The Company serviced loans for others totaling $0 (1995), $131.6 million (1994), and $545.8 million (1993).
          The following table summarizes the Company's real estate loan and mortgage-backed securities portfolios by property type, geographic location and risk concentration at June 30 are summarized as follows (1):

                                      CALIFORNIA      FLORIDA       MAINE       ARIZONA     ALL OTHER       TOTAL
                                      ----------      -------      -------      -------     ---------     ----------
                                                             (DOLLARS IN THOUSANDS)
Multifamily . . . . . . . . . .       $    2,744           --           --           --           --      $    2,744
                                      ----------      -------      -------      -------      -------      ----------
                                      ----------      -------      -------      -------      -------      ----------
Totals June 30, 1995  . . . . .       $    2,744      $    --      $    --      $    --      $    --      $    2,744
                                      ----------      -------      -------      -------      -------      ----------
                                      ----------      -------      -------      -------      -------      ----------
% of real estate loans  . . . .           100.00%          --%          --%          --%          --%         100.00%
                                      ----------      -------      -------      -------      -------      ----------
                                      ----------      -------      -------      -------      -------      ----------
Totals June 30, 1994  . . . . .       $  686,844      $19,365      $10,547      $ 6,657      $14,937      $  738,350
                                      ----------      -------      -------      -------      -------      ----------
                                      ----------      -------      -------      -------      -------      ----------
% of real estate loans  . . . .            93.02%        2.63%        1.43%        0.90%        2.02%         100.00%
                                      ----------      -------      -------      -------      -------      ----------
                                      ----------      -------      -------      -------      -------      ----------


----------------
(1) Principal balances before deduction of loans-in-process, deferred income, discounts, premiums and allowance for losses.

          Activity in the allowance for estimated losses on loans for the years ended June 30, 1995, 1994 and 1993 is as follows:

                                                           REAL ESTATE        CONSUMER           TOTAL
                                                              LOANS             LOANS            LOANS
                                                         ---------------   ---------------   --------------
                                                                       (DOLLARS IN THOUSANDS)
Balance at June 30, 1992 . . . . . . . . . . . . . . . .   $    17,638        $    186        $    17,824

Provision for losses . . . . . . . . . . . . . . . . . .        17,559           1,044             18,603
Charge-offs. . . . . . . . . . . . . . . . . . . . . . .       (15,224)           (777)           (16,001)
Recoveries . . . . . . . . . . . . . . . . . . . . . . .           147              --                147
                                                           -----------        --------        -----------
Balance at June 30, 1993 . . . . . . . . . . . . . . . .        20,120             453             20,573

Provision for losses . . . . . . . . . . . . . . . . . .        14,167             183             14,350
Charge-offs. . . . . . . . . . . . . . . . . . . . . . .       (11,975)           (424)           (12,399)
Recoveries . . . . . . . . . . . . . . . . . . . . . . .         2,439              --              2,439
                                                           -----------        --------        -----------
Balance at June 30, 1994 . . . . . . . . . . . . . . . .        24,751             212             24,963

Provision for losses . . . . . . . . . . . . . . . . . .        14,382              --             14,382
Charge-offs. . . . . . . . . . . . . . . . . . . . . . .       (38,933)           (212)           (39,145)
Recoveries . . . . . . . . . . . . . . . . . . . . . . .           300              --                300
                                                           -----------        --------        -----------
Balance at June 30, 1995 . . . . . . . . . . . . . . . .   $       500        $     --        $       500
                                                           -----------        --------        -----------
                                                           -----------        --------        -----------


          The aggregate amount of nonaccrual loans receivable that are contractually past due 90 days or more as to principal or interest and loans that have been restructured are as follows:

                                                         JUNE 30
                                             ---------------------------------
                                                  1995              1994
                                             --------------    ---------------
                                                   (DOLLARS IN THOUSANDS)
               Nonaccrual  . . . . . . . . .    $     --          $ 22,125
                                                --------          --------
                                                --------          --------
               Restructured  . . . . . . . .    $     --          $113,676
                                                --------          --------
                                                --------          --------


          At the end of the year, interest on nonaccrual loans excluded from interest income was $0 (1995), $1.2 million (1994), and $2.4 million (1993). Interest on nonaccrual loans at the end of the year included in interest income was $467 thousand (1994) and $1.1 million (1993).

          Under the original terms of the restructured loans at June 30, 1995, interest earned would have totaled $0 (1995), $11.1 million (1994), and $12.1 million (1993). Under the restructured terms of the loans, interest income recorded amounted to $0 (1995), $9.9 million (1994), and $10.0 million (1993). The Company charged off $675 thousand (1994) and $26.8 million (1993) in connection with restructured loans.

          Accrued interest receivable at June 30 amounted to $49 thousand (1995) and $4.2 million (1994).

          There were no loans receivable from officers and directors at June 30, 1995.

NOTE 6 - REAL ESTATE, NET

          Real estate, net at June 30 includes the following:

                                                                            1995           1994
                                                                      -------------------------------
                                                                           (DOLLARS IN THOUSANDS)
Real estate held for sale, development or investment, less
  accumulated depreciation of $0 (1995) and $172 (1994). . . . . . . .   $     888      $   2,630
Real estate acquired in settlement of loans. . . . . . . . . . . . . .      35,609         40,783
In-substance foreclosures. . . . . . . . . . . . . . . . . . . . . . .          --         16,566
                                                                         ---------      ---------
                                                                            36,497         59,979
Less allowance for estimated losses. . . . . . . . . . . . . . . . . .      11,515         20,032
                                                                         ---------      ---------
                                                                         $  24,982      $  39,947
                                                                         ---------      ---------
                                                                         ---------      ---------


          Income/(loss) from real estate operations for the years ended June 30 is summarized as follows:

                                                                   1995            1994            1993
                                                              --------------  --------------  --------------
                                                                          (DOLLARS IN THOUSANDS)
Operating loss from unconsolidated joint ventures. . . . . .  $        --     $       (86)    $      (217)
Net loss on sales of real estate and other income. . . . . .       (3,085)         (2,900)         (4,971)
Provision for estimated losses . . . . . . . . . . . . . . .       (3,395)        (12,757)        (22,089)
                                                              -----------     -----------     -----------
                                                              $    (6,480)    $   (15,743)    $   (27,277)
                                                              -----------     -----------     -----------
                                                              -----------     -----------     -----------

     Activity in the allowance for estimated losses on real estate for the years ended June 30 are as follows:


                                                                   1995            1994            1993
                                                              --------------  --------------  --------------
                                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of period . . . . . . . . . . . . . . .  $    20,032     $    25,378     $    30,256
Provision for estimated losses . . . . . . . . . . . . . . .        3,395          12,757          22,089
Loss on real estate charged against the allowance. . . . . .      (11,912)        (18,500)        (26,967)
Recoveries . . . . . . . . . . . . . . . . . . . . . . . . .           --             397              --
                                                              -----------     -----------     -----------
     Balance at end of period. . . . . . . . . . . . . . . .  $    11,515     $    20,032     $    25,378
                                                              -----------     -----------     -----------
                                                              -----------     -----------     -----------

NOTE 7 - PREMISES AND EQUIPMENT, NET

          Premises and equipment, net, consist of the following at June 30:

                                                                    1995          1994
                                                               -------------  -------------
                                                                  (DOLLARS IN THOUSANDS)
            At cost:
                 Land. . . . . . . . . . . . . . . . . . . .     $     --       $   4,130
                 Office buildings. . . . . . . . . . . . . .           --          14,090
                 Leasehold rights and improvements . . . . .          561           6,184
                 Furniture and equipment . . . . . . . . . .          237           9,858
                                                                 --------       ---------
                                                                      798          34,262
                 Less accumulated depreciation and
                       amortization. . . . . . . . . . . . .          455          16,211
                                                                 --------       ---------
                                                                 $    343       $  18,051
                                                                 --------       ---------
                                                                 --------       ---------

NOTE 8 - DEPOSITS

          A summary of savings deposits by type at June 30 follows:

                                                                                  1995              1994
                                                                               -----------      ------------
                                                                                  (DOLLARS IN THOUSANDS)
Money market accounts (weighted average rates of 1.42% (1995) and
      1.75% (1994)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,619      $    178,966
Passbook accounts (weighted average rates of 1.68% (1995) and
      2.00% (1994)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,146            58,303
Certificates of deposit less than $100,000 (weighted average rates of
      5.67% (1995) and 4.33% (1994))  . . . . . . . . . . . . . . . . . . . .       21,121           589,775
Certificates of deposit, $100,000 and greater (weighted average rates of
      9.49% (1995) and 5.33% (1994))  . . . . . . . . . . . . . . . . . . . .        7,284            20,913
                                                                               -----------      ------------
                                                                               $    34,170      $    847,957
                                                                               -----------      ------------
                                                                               -----------      ------------


          Brokered deposits included in certificates of deposit above totaled $4.7 million (1995) and $5.1 million (1994). Since the Bank does not meet all of its regulatory capital requirements, it is not permitted to renew brokered deposits without regulatory approval.

          The weighted average interest rate at June 30 on savings deposits giving effect to amortization of fees paid to national securities dealers was 5.80% (1995) and 3.66% (1994).

          Certificates of deposit are scheduled to mature as follows:


                                                     WEIGHTED
                                                     AVERAGE
                                                   INTEREST RATE     AMOUNT
                                                  --------------- ------------
                                                     (DOLLARS IN THOUSANDS)
            Year ending June 30
            1996 . . . . . . . . . . . . . . . . .  5.38%          $18,241
            1997 . . . . . . . . . . . . . . . . .  9.04%            9,803
            1998 . . . . . . . . . . . . . . . . .  5.98%              170
            1999 . . . . . . . . . . . . . . . . .  6.67%              170
            2000 . . . . . . . . . . . . . . . . .  6.10%               21
                                                    -----          -------
                                                    6.65%          $28,405
                                                    -----          -------
                                                    -----          -------


          Deposits of $0 (1995) and $185 thousand (1994) are obtained from government agencies within California.

          A summary of interest expense by deposit type at June 30, follows:

                                                              1995             1994            1993
                                                         --------------   --------------   -------------
                                                                      (DOLLARS IN THOUSANDS)
Money market accounts . . . . . . . . . . . . . . . . .    $     844        $   1,189       $   2,864
Passbook accounts . . . . . . . . . . . . . . . . . . .        2,834            3,761           7,385
Certificates of deposit . . . . . . . . . . . . . . . .       30,814           26,997          37,211
Certificates of deposit, $100,000 and greater . . . . .          938              639           2,418
                                                           ---------        ---------       ---------
                                                           $  35,430        $  32,586       $  49,878
                                                           ---------        ---------       ---------
                                                           ---------        ---------       ---------

          Accrued interest on deposits, which is included in accounts payable and accrued liabilities, was $142 thousand (1995) and $383 thousand (1994).


NOTE 9 - FHLB ADVANCES AND OTHER BORROWINGS

          There were no FHLB advances and other borrowings at June 30, 1995.

                                                                                           1994
                                                                                      ---------------
                                                                                        (DOLLARS IN
                                                                                         THOUSANDS)
          FHLB Advances and other borrowings
               at June 30, 1994 are summarized as follows:
                    FHLB Advances, with weighted average interest rates of
                         3.95%, secured by real estate loans with an
                         aggregated unpaid balance of $55.9 million,
                         due on various dates through 1995 . . . . . . . . . . . . . .   $    13,000
                    Mortgage-backed bonds, net of discounts of $311 with
                        weighted average interest rates of 10.38%, secured
                         by real estate loans with an aggregate unpaid balance of
                         $3,290, due on various dates through 2012. . . . . . . . . . .        1,933
                    Various borrowings due to banks and others, with weighted
                       average interest rates of 8.00% principally secured
                         by real estate, due on various dates through 2019 . . . . . .           531
                                                                                         -----------
                              Total FHLB advances and other borrowings . . . . . . . .   $    15,464
                                                                                         -----------
                                                                                         -----------


          The weighted average interest rate on FHLB advances and other borrowings giving effect to amortization of discounts and issue costs was 5.22%
(1994).

          Interest expense on short term borrowings totaled $259 thousand
(1995), 1.17 million (1994) and $1.38 million (1993).


NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

          There were no securities sold under agreements to repurchase at June 30, 1995 and 1994.

          During 1995 and 1994, securities sold under agreements to repurchase had an average balance outstanding of $4.8 million and $11.6 million, respectively. The maximum outstanding at any month-end during 1995 and 1994 was $2.3 million and $59.1 million, respectively. Interest expense on these borrowings totaled $243 thousand (1995), $327 thousand (1994), and $60 thousand
(1993). The securities that collateralize the agreements were under the Company's control.

NOTE 11 - RETIREMENT PLAN

          The Company had a defined benefit pension plan (the "Plan") covering certain employees which was terminated in September 1995. The benefits were based on years of service and the employee's compensation during the last five years of employment. The Plan was amended to cease benefit accruals as of December 31, 1991. In 1993 Plan assets other than a nominal amount for shares of common stock of the Company were transferred to an investment fund administered by an insurance company.

          The following table sets forth the Plans' funded status and amounts recognized in the Company's consolidated financial statements as of the dates indicated:

                                                                                                 JUNE 30,
                                                                                     --------------------------------
                                                                                          1995             1994
                                                                                     --------------   ---------------
                                                                                          (DOLLARS IN THOUSANDS)
          Actuarial present value of benefit obligations:
               Vested accumulated benefits to retirees . . . . . . . . . . . . . .     $    3,365        $    3,689
               Vested accumulated benefits to terminated employees . . . . . . . .            565                39
                                                                                       ----------        ----------
                    Total accumulated benefits . . . . . . . . . . . . . . . . . .     $    3,930        $    3,728
                                                                                       ----------        ----------
                                                                                       ----------        ----------
          Projected benefit obligation for service rendered to date. . . . . . . .     $    3,930        $    3,728
          Less:  Plan assets at fair value -- 1995, general accounts
               of an insurance company . . . . . . . . . . . . . . . . . . . . . .          3,770             4,330
                                                                                       ----------        ----------

          Plan assets less than (greater than) projected benefit obligation. . . .     $      160        $     (602)
                                                                                       ----------        ----------
                                                                                       ----------        ----------
          Items not yet recognized in earnings:
               Unrecognized net (gain) loss. . . . . . . . . . . . . . . . . . . .     $      160        $      548
                                                                                       ----------        ----------
                                                                                       ----------        ----------


          The Company incurred a net loss of $1.12 million from the Plan in 1995 and net gains of $84 thousand in 1994 and $93 thousand in 1993. The 1995 loss was incurred due to the valuation at June 30, 1995 of projected benefit obligations on a termination basis, and the accelerated amortization of the previously deferred pension amount of $1.172 million.

          Net pension cost included the following components for the years ended June 30:

                                                                                   1995          1994
                                                                               ------------  ------------
                                                                                 (DOLLARS IN THOUSANDS)
          Interest cost on projected benefit obligation. . . . . . . .          $    300       $    281
          Actual return on assets. . . . . . . . . . . . . . . . . . .              (300)          (329)
          Net amortization . . . . . . . . . . . . . . . . . . . . . .             1,172            (36)
                                                                                --------       --------

          Net periodic pension cost. . . . . . . . . . . . . . . . . .          $  1,172       $    (84)
                                                                                --------       --------
                                                                                --------       --------


          Weighted-average discount rate of 8% was used in determining actuarial present value of the projected benefit obligation in both years and rates of increase in future compensation levels of 7% were used in 1994. On June 23, 1995, the Bank terminated the nonqualified plan for directors upon their retirement which called for a lifetime of directors' fees after a certain period of service. The expected long-term rate of return on assets was 8%.

          Effective February 1, 1989, the Bank established a non-leveraged ESOP and qualified 401(k) plan, covering substantially all employees. Effective
June 23, 1995, this plan was terminated. Employee contributions are voluntary, as the employee elects to defer from two to sixteen percent of base (qualifying) compensation. Prior to December 31, 1991, deferrals of up to two percent of qualifying compensation were matched by corresponding Company contributions. Effective January 1, 1992 the maximum matching percentage is three percent plus one half of one percent contributed to all participants to encourage participation in the plan. The expense for the plan was $491 thousand (1995), $209 thousand (1994) and $235 thousand (1993).

          General and administrative expenses included amounts attributable to employee compensation, retirement and other benefits during the year, net of reimbursements, which in 1995 included $700 thousand in reimbursements from a former officer for employee compensation and retirement benefits paid during a prior year.


NOTE 12 - INCOME TAXES

          Income tax expense (benefit) for the year ended June 30, 1995, 1994 and 1993 is comprised of the following:

                                                   FEDERAL            STATE              TOTAL
                                                -------------     -------------     --------------
                                                              (DOLLARS IN THOUSANDS)
           Year ended June 30, 1995
                 Current . . . . . . . . .       $      --         $      --           $      --
                 Deferred  . . . . . . . .          (2,297)               --              (2,297)
                                                 ---------         ---------           ---------
                                                 $  (2,297)        $      --           $  (2,297)
                                                 ---------         ---------           ---------
                                                 ---------         ---------           ---------
           Year ended June 30, 1994
                 Current . . . . . . . . .       $      --         $       3           $       3
                 Deferred  . . . . . . . .              --                --                  --
                                                 ---------         ---------           ---------
                                                 $      --         $       3           $       3
                                                 ---------         ---------           ---------
                                                 ---------         ---------           ---------
           Year ended June 30, 1993
                 Current . . . . . . . . .       $  (6,000)        $       4           $  (5,996)
                 Deferred  . . . . . . . .              --         $      --                  --
                                                 ---------         ---------           ---------
                                                 $  (6,000)        $       4           $  (5,996)
                                                 ---------         ---------           ---------
                                                 ---------         ---------           ---------


          A reconciliation from expected federal income taxes to consolidated income taxes using the statutory Federal rate for the periods indicated follows:

                                                                1995                1994              1993
                                                           --------------       -------------     -------------
                                                                            (DOLLARS IN THOUSANDS)
          Expected federal income tax benefit . . . . .      $  (11,861)         $   (7,740)        $(12,947)
          Increases (decreases in computed tax
               benefit resulting from:
                    Unused net operating loss . . . . .              --                  --            6,951
                    Change in valuation allowance . . .           9,564               7,736              --
                    Other, net                                       --                   7              --
                                                             ----------          ----------         --------
                                                             $   (2,297)         $        3         $ (5,996)
                                                             ----------          ----------         --------
                                                             ----------          ----------         --------

          The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 are presented below:

                                                                     1995              1994
                                                               ----------------  -----------------
                                                                      (DOLLARS IN THOUSANDS)
          Deferred tax assets (tax effected):

               Loan valuation allowances . . . . . . . . . . .     $    170          $   14,133
               Net Operating loss. . . . . . . . . . . . . . .       43,969              22,113
               Other . . . . . . . . . . . . . . . . . . . . .           --               1,476
                                                                   --------          ----------
                    Total gross deferred tax assets. . . . . .       44,139              37,722

               Less valuation allowance. . . . . . . . . . . .       44,139              34,577
                                                                   --------          ----------
                    Net deferred tax assets. . . . . . . . . .           --               3,145
                                                                   --------          ----------

          Deferred tax liabilities (tax effected):

               Loan fees . . . . . . . . . . . . . . . . . . .           --               2,891
               FHLB Stock. . . . . . . . . . . . . . . . . . .           --               1,660
               Core deposit intangible . . . . . . . . . . . .           --                 714
               Other . . . . . . . . . . . . . . . . . . . . .          391                 570
                                                                   --------          ----------
                    Total gross deferred tax liabilities . . .          391               5,835
                                                                   --------          ----------
                    Net deferred tax liability . . . . . . . .     $   (391)         $   (2,690)
                                                                   --------          ----------
                                                                   --------          ----------


          Under SFAS 109, deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback,
(2) future taxable income that will result from the reversal of existing taxable temporary differences and (3) future taxable income generated by future operations. As of June 30, 1995 the valuation allowance against deferred tax assets amounted to $44.1 million. Deferred tax assets as of June 30, 1995 have been recognized to the extent of the expected reversal of taxable temporary differences.

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

          At June 30, 1995, the Company had unused net operating losses for federal income tax and California franchise tax purposes of $102 million and $105 million, respectively. On August 5, 1994, the Company incurred an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). Section 382 generally provides that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of the ownership change (the "change date") with net operating loss carryforwards and certain built-in losses existing on the change date will be subject to an annual limitation. In general, the annual limitation equals the product of (i) the fair market value of the corporation's equity on the change date (with certain adjustments) and (ii) a long-term tax exempt bond rate of return published by the Internal Revenue Service.

          As of June 30, 1995, the Company has certain deferred tax benefits (generally, expenses or losses recorded in the financial statements which have not yet reduced the Company's income tax liability) totaling approximately $44.1 million, of which approximately $43.9 million are attributable to net operating loss carryforwards and alternative minimum tax credits and approximately $170 thousand are attributable to future deductions. The tax attributes associated with all of the deferred tax benefits may be reviewed and potentially disallowed by the Internal Revenue Service (the "Service"). In addition, the ability of the Company to utilize a substantial portion of these tax attributes to reduce the future tax liability of the Company following the Section 382 ownership change will be subject to significant limitations under Section 382.

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


NOTE 13-STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

          Since 1990 the Bank has been the subject of significant regulatory oversight and review by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and implementing regulations for "prompt corrective action" provisions effective in 1992 have resulted in significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

          The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." An institution categorized as "undercapitalized" or worse is subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized" it is generally placed in receivership or conservatorship within 90 days.

          To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less.

          In July 1993, the Bank, which was then "critically undercapitalized," became subject to a Prompt Corrective Action Directive (the "Directive") which required achieving 4% leverage (core), 4% Tier 1 risk-based, and 8% total risk-based capital ratios by September 23, 1993, and which was subsequently extended by the OTS to September 30, 1993. The Company completed a recapitalization equity offering to investors as of September 30, 1993, and received net proceeds of approximately $44.1 million. As a result of recapitalization, the Company contributed additional capital to the Bank, resulting in the Bank being classified as an "adequately capitalized" institution, and the OTS Directive was subsequently terminated.

          As a result of the net loss for the year ended June 30, 1995, which included the sale of certain assets in bulk sales and the sale of 13 of the Bank's 14 branches to Glendale Federal, the Bank's total risk-based capital ratio was again below regulatory requirements, and the Bank was categorized as "undercapitalized" at June 30, 1995. At June 30, 1995, the regulatory capital ratios and levels were leverage (core) ratio of 5.02%, Tier 1 risk-based ratio of 6.19%, risk-based ratio of 7.52% and tangible equity ratio of 5.02%, based on leverage capital of $1.9 million, Tier 1 capital of $1.9 million, total risk-based capital of $2.3 million, and tangible capital of $1.9 million, as defined.

          The Bank anticipates continuing operating losses in fiscal 1996 which will result in further deterioration of its regulatory capital. This situation raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon may factors, including management achieving its plan to maintain a tangible equity capital ratio in excess of 2% and regulatory action. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          The Bank has not filed, nor has it been required to file, a capital restoration plan with the OTS addressing its plans for attaining the required levels of regulatory capital. However, the OTS is requiring the Bank to report monthly to it regarding the Bank's financial condition, financial projections and the current status of its remaining assets. The Bank's plans to maintain a tangible equity capital ratio in excess of 2% and avoid regulatory takeover under the prompt corrective action provisions of FDICIA are dependent upon a number of factors including the reduction of the Bank's asset base through the sale of certain assets and the receipt of proceeds from a refund claim with the Internal Revenue Service. The Bank anticipates that failure to receive these proceeds and/or sell the assets in the intended time frame would result in the Bank becoming "critically undercapitalized."

          In the event that the Bank were to become "critically undercapitalized," it must be placed in receivership or conservatorship no later than 90 days thereafter unless the OTS and the FDIC determine that taking other action would better serve the purposes of prompt corrective action. Such determinations are required to be reviewed at 90 day intervals, and if the Bank remains critically undercapitalized for more than 270 days, the decision not to appoint a receiver would require certain affirmative findings by the OTS and FDIC regarding the viability of the institution. An institution is treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to total assets is equal to or less than 2%. At June 30, 1995, the Bank's "tangible equity" ratio was 5.02%.

          The Bank is also required to satisfy a regulation imposed by the OTS, known as the Qualified Thrift Lender ("QTL") test. The QTL test requires that, in at least nine out of every twelve months, at least 65% of a savings bank's "portfolio assets" must be invested in a limited list of qualified thrift investments, primarily investments related to housing loans.
If the Bank fails to satisfy the QTL test and does not requalify as a QTL within one year, the Company must register and be regulated as a bank holding company, and the Bank must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. At June 30, 1995, the Bank had no portfolio assets which constituted qualified thrift investments and did not satisfy the QTL test. However, the Bank maintained portfolio assets which constituted qualified thrift investments for at least nine out of the twelve months in the fiscal year ended June 30, 1995. The Bank expects to be out of compliance with the QTL test as of September 30, 1995.


NOTE 14-STOCK OPTION PLAN

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

          A summary of changes in stock options granted under the Incentive Plan follows:


                                                   INCENTIVE STOCK OPTIONS
                                               -------------------------------
OPTIONS OUTSTANDING                               SHARES          PER SHARE
-------------------                            ------------ ------------------
June 30, 1993. . . . . . . . . . . . . . . .          --     $              --
Granted. . . . . . . . . . . . . . . . . . .   1,296,000           1.75 - 1.88
Canceled . . . . . . . . . . . . . . . . . .          --                    --
June 30, 1994. . . . . . . . . . . . . . . .   1,296,000     $     1.75 - 1.88
Granted. . . . . . . . . . . . . . . . . . .          --                    --
Canceled . . . . . . . . . . . . . . . . . .   1,296,000     $     1.75 - 1.88
June 30, 1995. . . . . . . . . . . . . . . .          --                    --
                                               ---------     -----------------
                                               ---------     -----------------

          Prior to September 30, 1993 the Company had in place the 1984 Stock Option Plan. This plan was terminated in conjunction with the recapitalization of the Company in September 1993.


     NOTE 15-COMMITMENTS AND CONTINGENCIES

          LITIGATION

          The Company and its subsidiaries are involved in certain litigation concerning various transactions entered into during the normal course of business which management believes are not material to the Company. At June 30, 1995, the Company was involved in the following additional legal proceedings:

          In DOYLE V. HILL AND UNION FEDERAL BANK, the plaintiff alleges the Bank and a former loan officer conspired with the general partner of a limited partnership of which the plaintiff was a limited partner to defraud the plaintiff by misappropriating construction loan proceeds advanced to the partnership by the Bank. The court recently granted summary judgment in favor of the Bank and awarded the Bank over $500,000 in attorneys' fees payable by the plaintiff. The plaintiff has informed counsel for the Bank that plaintiff intends to appeal the judgment against him.

          In HARBOUR PLACE CONDOMINIUMS ASSOC. V. HARBOUR PLACE DEVELOPMENT CORPORATION, ET AL., the plaintiff condominium association alleges a series of purported construction defects in the Harbour Place condominium project in Key West, Florida. The project was initially developed and sold by a limited partnership in which a subsidiary of the Bank was a limited partner and was later completed and the remaining units sold by a subsidiary of the Bank after a transfer of the property to such subsidiary in lieu of foreclosure. The Bank has denied the plaintiff's claims. The Bank has tendered the plaintiff's claims to its liability carriers, one of which has accepted the Bank's tender and is providing defense counsel subject to a reservation of rights under the Bank's liability policies.

          In UNION FEDERAL BANK V. BROADWAY TRADE CENTER, the Bank seeks a declaratory judgment regarding its possessory right to two ground leases and one ground sublease affecting the Broadway Trade Center. In addition to its leasehold interests, the Bank and its subsidiary hold title to approximately 82% of the property in fee simple absolute. In the litigation, the Bank seeks a judgment that its leases are in full force and effect following the Bank's foreclosure on such leases as security for a Bank loan made to a former owner. The lessor of such leases alleges that such leases are in default for various reasons, all of which the Bank contends are without merit. In addition, the Bank is seeking a judgment that the Bank is entitled to retain as liquidated damages the sum of $400,000 deposited with the Bank by a former owner of the property pursuant to the terms of an agreement with such owner which the Bank contends such owner breached. In a companion case entitled, SECURITY TRUST COMPANY V. UNION FEDERAL BANK, the plaintiff, representing the lessor of the three leases at issue in the BROADWAY TRADE CENTER litigation, has filed for unlawful detainer and damages with respect to such leases based on various alleged defaults, all of which the Bank contends are without merit. The plaintiffs have demanded unpaid rent in the amount of $2.0 million plus an escalation factor based on the terms of the lease. There can be no assurance that the Bank will prevail in these matters.

          In UNION FEDERAL BANK V. LANDMARK INSURANCE CO., the Bank seeks to recover insurance proceeds from the defendant with respect to fire damage to the Broadway Trade Center property. The Bank claims that the defendant improperly distributed approximately $4 million in insurance proceeds directly to the Bank's borrower as owner of the property without notice to the Bank, notwithstanding that the Bank was named as an additional loss payee on the insurance policy. The defendant has moved for summary judgment contending that the statute of limitations is an absolute bar to the Bank's action.

          LEASE COMMITMENTS

          The Company has agreements to lease its office facilities until July 1, 1999 with options to renew at negotiable amounts. The lease provides for cost of living increases as well as payment of property taxes, insurance and other items. Minimum rental commitments under noncancelable leases are as follows:


                                                        AMOUNT
                                                ----------------------
                                                (DOLLARS IN THOUSANDS)
          Year ending June 30
          1996 . . . . . . . . . . . . . . . . . .    $   289
          1997 . . . . . . . . . . . . . . . . . .        289
          1998 . . . . . . . . . . . . . . . . . .        289
          1999 . . . . . . . . . . . . . . . . . .        289
          2000 . . . . . . . . . . . . . . . . . .         24
                                                      -------
                                                      $ 1,180
                                                      -------
                                                      -------

          Net rental payments for office facilities aggregate $911 thousand
(1995), $664 thousand (1994), and $1.1 million (1993).

          FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

          The Company has been party to financial instruments with off-balance sheet risk in the past in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit in the form of loans or through letters of credit, interest rate caps, and forward commitments. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

          Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk. At June 30, 1995, the Company had no financial instruments with off-balance sheet risk.




                                                                                    CONTRACT OR
                                                                                   NOTIONAL AMOUNT
                                                                                   ---------------
                                                                                    JUNE 30, 1994
                                                                                   ---------------
                                                                                    (DOLLARS IN
                                                                                     THOUSANDS)
Financial Instruments whose contract amounts represent credit risk:
     Real estate loan commitments. . . . . . . . . . . . . . . . . . . . . . . . . .   $14,020
     Construction loans in process . . . . . . . . . . . . . . . . . . . . . . . . .       166
     Consumer credit instruments . . . . . . . . . . . . . . . . . . . . . . . . . .     1,798
     Letters of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,400
     Loans sold with recourse. . . . . . . . . . . . . . . . . . . . . . . . . . . .    45,682
Financial Instruments whose credit risk is less than the notional or contract amounts:
     Forward commitments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,306
     Commitments to buy loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --


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


NOTE 16-FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          LOANS RECEIVABLE

          The loan receivable fair value was based on a written offer to purchase the note receivable.

          DEPOSITS

          The fair value of deposits with no stated maturity such as regular passbook accounts, money market accounts, and NOW accounts, is defined by SFAS No. 107 as the carrying amounts reported in the balance sheet. The fair value of deposits with a stated maturity such as certificates of deposit is based on the price offered for the deposits as part of the sale of branches to Glendale Federal Bank.

          Based on the above methods and assumptions, the following table presents the estimated fair value of the Company's financial instruments at June 30, 1995 and 1994:


                                                          1995                   1994
                                               ------------------------  ------------------------
                                                  Carrying    Estimated   Carrying    Estimated
ASSETS:                                           Amounts    Fair Value   Amounts    Fair Value
                                                  -------    ----------   -------    ----------
                                                               (Dollars in thousands)

Cash . . . . . . . . . . . . . . . . . . . . .   $ 4,802       $ 4,802    $ 35,091   $ 35,091
Overnight funds sold . . . . . . . . . . . . .     1,000         1,000       3,000      3,000
Government and agency obligations
  and other securities available for sale
  at amortized cost. . . . . . . . . . . . . .     2,499         2,499      62,119     61,407
Loans receivable, net. . . . . . . . . . . . .     2,244         1,900     566,955    563,878

LIABILITIES:
Deposits:
  Money market accounts. . . . . . . . . . . .     1,619         1,619     178,966    178,966
  Passbook accounts. . . . . . . . . . . . . .     4,146         4,146      58,303     58,303
  Certificates of deposit. . . . . . . . . . .    28,405        29,740     610,688    613,335


     NOTE 17-PARENT COMPANY FINANCIAL INFORMATION

          This information should be read in conjunction with the other Notes to Consolidated Financial Statements.

STATEMENTS OF FINANCIAL CONDITION


                                               JUNE 30
                                       ---------------------------
                                          1995             1994
                                       ------------   ------------
                                         (DOLLARS IN THOUSANDS)
ASSETS
Cash . . . . . . . . . . . . . . . .   $      75        $    143
Investment in subsidiaries . . . . .       1,926          34,407
Other assets . . . . . . . . . . . .          --             135
                                       ---------        --------
                                           2,001          34,685
                                       ---------        --------
                                       ---------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities. . . . . . . . . .   $      --        $     --
Common stock . . . . . . . . . . . .         272             272
Additional paid-in capital . . . . .     107,943         107,943
Accumulated deficit. . . . . . . . .    (106,214)        (73,530)
                                       ---------        --------
                                       $   2,001        $ 34,685
                                       ---------        --------
                                       ---------        --------


STATEMENTS OF OPERATIONS


                                                        FOR THE YEAR ENDED JUNE 30
                                                 ------------------------------------------
                                                   1995           1994           1993
                                                 ----------   ------------   --------------
                                                            (DOLLARS IN THOUSANDS)
Interest income from subsidiary. . . . . . . .   $     --       $     --      $      12
Other (income) expense . . . . . . . . . . . .        199             40             65
Income taxes . . . . . . . . . . . . . . . . .          4             --              1
                                                 --------       --------      ---------
Loss before equity in loss of subsidiary . . .       (203)           (40)           (54)
Equity in loss of subsidiary . . . . . . . . .    (32,481)       (26,417)       (32,030)
                                                 --------       --------      ---------
     Net loss for the year . . . . . . . . . .   $(32,684)      $(26,457)     $ (32,084)
                                                 --------       --------      ---------
                                                 --------       --------      ---------

STATEMENTS OF CASH FLOWS


                                                              FOR THE YEAR ENDED JUNE 30
                                                        ----------------------------------------
                                                          1995           1994           1991
                                                        --------      ---------       --------
                                                                 (DOLLARS IN THOUSANDS)
Net Cash Flows from Operating Activities:
     Net loss. . . . . . . . . . . . . . . . . . . .    $ (32,684)     $ (26,457)      $ (32,084)
Adjustments to reconcile net loss to cash
   provided by operating activities:
     Equity in net loss of subsidiary. . . . . . . .       32,481         26,417          32,030
     Other . . . . . . . . . . . . . . . . . . . . .           --           (138)           (274)
                                                        ---------      ---------       ---------
Net cash used by operating activities. . . . . . . .         (203)          (178)           (328)
                                                        ---------      ---------       ---------
Cash Flows from Investing Activities:
     Additional investment in subsidiaries . . . . .           --        (44,100)             --
     Decrease in other assets. . . . . . . . . . . .          135             --               6
                                                        ---------      ---------       ---------
Net cash provided (used) by investing activities . .          135        (44,100)              6
                                                        ---------      ---------       ---------
Cash Flows from Financing Activities:
     Net proceeds from sale of common stock. . . . .           --         44,100              --
                                                        ---------      ---------       ---------
Net cash provided by financing activities. . . . . .           --         44,100              --
                                                        ---------      ---------       ---------
Net decrease in cash . . . . . . . . . . . . . . . .          (68)          (178)           (322)
Cash at beginning of period. . . . . . . . . . . . .          143            321             643
                                                        ---------      ---------       ---------
Cash at end of period. . . . . . . . . . . . . . . .    $      75      $     143       $     321
                                                        ---------      ---------       ---------
                                                        ---------      ---------       ---------


NOTE 18-LOAN SERVICING AND SALE ACTIVITIES

          Loan servicing and sale activities are summarized as follows:

                                                          1995             1994          1993
                                                       -----------      ----------    ----------
                                                                (DOLLARS IN THOUSANDS)
Financial condition information:
      Loans held for sale. . . . . . . . . . . . . .   $       --       $ 45,320      $ 173,305
                                                       ----------       --------      ---------
                                                       ----------       --------      ---------
Statement of operations information:
      Loan servicing fees. . . . . . . . . . . . . .          737          1,445          3,488
      Amortization of excess servicing
          fees . . . . . . . . . . . . . . . . . . .           --           (552)        (3,258)
                                                       ----------       --------      ---------
      Loan servicing fees, net . . . . . . . . . . .          737            893            230
                                                       ----------       --------      ---------
                                                       ----------       --------      ---------
      (Loss)/gain on sale of assets
          related to Bulk asset sales. . . . . . . .      (18,562)            --             --
       Other (loss)/gain on sale of loans. . . . . .        1,080             (9)         2,019
                                                       ----------       --------      ---------
      (Loss)/gain on sale of loans, net. . . . . . .      (17,482)            (9)         2,019
Statement of cash flows information:
      Loans originated for sale. . . . . . . . . . .   $   95,304       $206,058      $ 280,496
                                                       ----------       --------      ---------
                                                       ----------       --------      ---------
      Proceeds from sale of loans. . . . . . . . . .   $  120,032       $142,447      $  30,523
                                                       ----------       --------      ---------
                                                       ----------       --------      ---------

          The Bank originated mortgage loans, which depending upon whether the loans met the Bank's investment objectives were sold in the secondary market or to other private investors. The servicing of these loans may or may not have been retained by the Bank. Indirect non-deferrable origination and servicing costs for loan servicing and sale activities are not presented as these operations are integrated with and not separable from the origination and servicing of portfolio loans.

NOTE 19-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                          THREE MONTHS ENDED
                                          ------------------------------------------------------
                                          JUNE 30,       MARCH 31,      DEC. 31,        SEPT. 30,
                                            1995           1995          1994             1994
                                          --------      ----------     ---------       ----------
                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net interest income. . . . . . . . . . . $   2,715      $   5,214       $  6,124       $  6,606
Provision for estimated loan losses. . .       743          7,360          2,420          3,859
Non-interest income. . . . . . . . . . .   (11,798)         1,075          1,392          1,032
Non-interest expense . . . . . . . . . .     7,895          9,241          8,368          7,455
Loss before income taxes . . . . . . . .   (17,721)       (10,312)        (3,272)        (3,676)
Income tax (benefit)/expense . . . . . .      (201)        (2,100)             4             --
Net loss . . . . . . . . . . . . . . . .   (17,520)        (8,212)        (3,276)        (3,676)
Net loss per share . . . . . . . . . . .     (0.64)         (0.30)         (0.12)         (0.14)



                                                          THREE MONTHS ENDED
                                          ------------------------------------------------------
                                          JUNE 30,       MARCH 31,      DEC. 31,        SEPT. 30,
                                            1995           1995          1994             1994
                                          --------      ----------     ---------       ----------
                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net interest income. . . . . . . . . . .  $  5,611       $  7,604       $  7,214       $  7,408
Provision for estimated loan losses. . .     2,500          1,986          4,825          5,039
Non-interest income. . . . . . . . . . .      (316)        (1,611)         1,710          5,687
Non-interest expense . . . . . . . . . .    12,607          9,324         11,337         12,143
Loss before income taxes . . . . . . . .    (9,812)        (5,317)        (7,238)        (4,087)
Income tax (benefit)/expense . . . . . .        --              2              1             --
Net loss . . . . . . . . . . . . . . . .    (9,812)        (5,319)        (7,239)        (4,087)
Net loss per share . . . . . . . . . . .     (0.36)         (0.20)         (0.28)         (3.10)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The registrant intends to file with the SEC a definitive proxy statement pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information regarding directors of UnionFed will appear under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 1995 and is incorporated herein by reference. As required by Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of UnionFed is contained in Part I of this report under "Item 4A. Executive Officers of the Registrant."

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

     (b)  Reports on Form 8-K during the last quarter of fiscal year 1995.

                                   Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 1995 for event dated May 20, 1995.

     (c)  Exhibits.*

     EXHIBIT
     NUMBER                           DESCRIPTION

          3.1 Registrant's Certificate of Incorporation and Bylaws, as amended to date.***
          4.1 Copies of instruments defining the rights of holders of long-term debt of the Company or any of its subsidiaries are, under Item 601(b)(4)(iii)(A) of Regulation S-K, not required to be filed, but will be filed upon request of the Securities and Exchange Commission.
          4.2       Form of Warrant to Purchase Common Stock.***
          10.1 Employment Agreement of David S. Engelman dated as of April 1, 1991.**
          10.1.1 Amendment to Employment Agreement of David S. Engelman dated as of December 1, 1993.****
          10.1.2 Second Amendment to Employment Agreement of David S. Engelman dated as of June 20, 1995.
          10.4      The UnionFed 1992 Stock Incentive Plan, as amended.****
          10.5      Asset Purchase and Liability Assumption Agreement dated
                    May 20, 1995 between Glendale Federal Bank and Union Federal Bank*****

          10.5.1    Amendment No. 1 dated June 23, 1995 to Asset Purchase and
                    Liability Assumption Agreement dated May 20, 1995 between
                    Glendale Federal Bank and Union Federal Bank******
          10.6      Split-Dollar Insurance Agreement between the Company and
                    David S. Engelman dated April 6, 1994.****
          22        Subsidiaries of the Company.***
          27        Article 9 Financial Table.

------------
      * Exhibit descriptions followed by a parenthetical reference or asterisks indicate that the exhibit is incorporated herein by reference from the described document.
     ** Filed as an exhibit to UnionFed's 1991 Annual Report on Form 10-K. *** Filed as an exhibit to UnionFed's 1993 Annual Report on Form 10-K.
   **** Filed as an exhibit to UnionFed's 1994 Annual Report on Form 10-K. ***** Filed as an exhibit to UnionFed's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 1995. ****** Filed as an exhibit to UnionFed's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNIONFED FINANCIAL CORPORATION


                                   By:           /s/ David S. Engelman
                                       -----------------------------------------
                                                    David S. Engelman
                                             CHAIRMAN OF THE BOARD, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER
DATED:  October 12, 1995

          Pursuant to the requirements of the Securities Exchange Act or 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                    TITLE                       DATE

  /s/ David S. Engelman    Director, Chairman of the       October 12, 1995
 ------------------------ Board, President and Chief
    David S. Engelman          Executive Officer
                             (Principal Executive
                                   Officer)


   /s/ Michelle X. Dean    Chief Financial Officer         October 12, 1995
 ------------------------   (Principal Financial
     Michelle X. Dean          and Accounting
                                  Officer)


   /s/ Donald L. Criswell          Director                October 12, 1995
 ------------------------
    Donald L. Criswell


   /s/ William Donovan             Director                October 12, 1995
 ------------------------
     William Donovan


   /s/ Thomas P. Kemp              Director                October 12, 1995
 ------------------------
      Thomas P. Kemp


   /s/ David Primuth               Director                October 12, 1995
 ------------------------
      David Primuth


   /s/ Dale A. Welke               Director                October 12, 1995
 ------------------------
      Dale A. Welke


   /s/ John R. Wise                Director                October 12, 1995
 ------------------------
       John R. Wise

                               INDEX TO EXHIBITS*

EXHIBIT
NUMBER                             DESCRIPTION
3.1       Registrant's Certificate of Incorporation and Bylaws, as amended to date.***
4.1 Copies of instruments defining the rights of holders of long-term debt of the Company or any of its subsidiaries are, under Item 601(b)(4)(iii)(A) of Regulation S-K, not required to be filed, but will be filed upon request of the Securities and Exchange Commission.
4.2       Form of Warrant to Purchase Common Stock.***
10.1      Employment Agreement of David S. Engelman dated as of April 1,
          1991.**
10.1.1 Amendment to Employment Agreement of David S. Engelman dated as of December 1, 1993.****
10.1.2 Second Amendment to Employment Agreement of David S. Engelman dated as of June 20, 1995.
10.4      The UnionFed 1992 Stock Incentive Plan, as amended.****
10.5 Asset Purchase and Liability Assumption Agreement dated May 20, 1995 between Glendale Federal Bank and Union Federal Bank.*****
10.5.1 Amendment No. 1 dated June 23, 1995 to Asset Purchase and Liability Assumption Agreement dated May 20, 1995 between Glendale Federal Bank and Union Federal Bank.******
10.6 Split-Dollar Insurance Agreement between the Company and David S. Engelman dated April 6, 1994.****
22        Subsidiaries of the Company.***
27        Article 9 Financial Table.

----------
     * Exhibit descriptions followed by a parenthetical reference or asterisks indicate that the exhibit is incorporated herein by reference from the described document.
    ** Filed as an exhibit to UnionFed's 1991 Annual Report on Form 10-K. *** Filed as an exhibit to UnionFed's 1993 Annual Report on Form 10-K.
  **** Filed as an exhibit to UnionFed's 1994 Annual Report on Form 10-K. ***** Filed as an exhibit to UnionFed's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 1995. ****** Filed as an exhibit to UnionFed's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 1995.