Form 10-Q
period 1995-09-30
UNIONFED FINANCIAL CORP
filed 1995-11-14
CIK 802223

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 1995
                                       OR
                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 1-9594

                         UNIONFED FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



                 DELAWARE                         95-4074126
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)         Identification No.)


     1055 W. Seventh Street, Suite 100
          Los Angeles, California                            90017
     (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code:  (213) 688-8417

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

As of October 31, 1995, 27,201,993 shares of the Registrant's $.01 par value common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         UNIONFED FINANCIAL CORPORATION

                                      INDEX



                                                                          PAGE

PART I.  Financial Information

         Item 1.   Financial Statements

                   Consolidated Statements of Financial Condition           3
                   (unaudited) as of September 30, 1995 and
                   June 30 1995

                   Consolidated Statements of Operations (unaudited)        4
                   for the three month  periods ended
                   September 30,1995 and 1994

                   Consolidated Statements of Cash Flows (unaudited)        5
                   for the three month periods ended
                   September 30, 1995 and 1994

                   Notes to Consolidated Financial Statements               7
                   (unaudited)

         Item 2.   Management's Discussion and Analysis of                  8
                   Financial Condition and Results of Operations

PART II. Other Information (omitted items are inapplicable)                21

         Item 1.   Legal Proceedings

SIGNATURES                                                                 23

                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                      September 30,   June 30,
                                                           1995          1995
                                                      -------------   ---------
ASSETS

Cash and cash equivalents                                    $1,975      $5,802
Investment securities, net                                      --        2,499
Loans receivable                                              5,034       2,744
Valuation allowance for possible credit losses                (400)       (500)
Interest receivable                                              33          91
Real estate, net                                             24,762      24,982
Investment in Federal Home Loan Bank stock, at cost             163         100
Premises and equipment, net                                     323         343
Other assets                                                    921       1,095
                                                            -------     -------
                                                            $32,811     $37,156
                                                            -------     -------
                                                            -------     -------


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Savings deposits                                            $30,777     $34,170
Accounts payable and accrued liabilities                        782         594
Deferred income taxes                                           391         391
                                                            -------     -------

     Total liabilities                                       31,950      35,155

Commitments and contingencies                                    --          --

Stockholders' equity
  Preferred stock-par value $.01 per share; authorized,
    1,000,000 shares, issued and outstanding, none               --          --
  Common stock-par value $.01 per share; authorized
    60,000,000 shares, issued and outstanding,
    27,201,993 shares (1994)                                    272         272
  Additional paid-in capital                                107,943     107,943
  Accumulated deficit                                     (107,354)   (106,214)
                                                         ----------  ----------
    Total stockholder's equity                                  861       2,001
                                                         ----------  ----------
                                                            $32,811     $37,156
                                                         ----------  ----------
                                                         ----------  ----------

                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                         Three Months Ended
                                                          September  30,
                                                        1995           1994
                                                     -------        -------

Interest on loans                                        $74        $10,708
Interest on mortgage-backed securities                    --          2,900
Interest and dividends on investments                     59          1,342
                                                     -------        -------
       Total interest income                             133         14,950
                                                     -------        -------

Interest on savings deposits                             435          8,051
Interest on borrowings                                    --            293
                                                     -------        -------
       Total interest expense                            435          8,344
                                                     -------        -------

  Net interest income( loss) before provision
    for estimated loan losses                          (302)          6,606
Provision for estimated loan losses                    (100)          3,859
                                                     -------        -------

  Net interest income( loss) after provision
    for estimated loan losses                          (202)          2,747
                                                     -------        -------

Non-interest income:
  Gain on sales of loans and loan servicing              163            135
  Gain/(loss) on sales of mortgage-backed
     securities and investment securities                 --              8
  Loan servicing fees, net                                --            239
  Loan fees                                               --            106
 Loss on sale of branches                              (364)             --
  Other, net                                             117            544
                                                     -------        -------
       Total non-interest income                        (84)          1,032
                                                     -------        -------

Non-interest expense:
  Compensation and related expenses                      246          2,858
  Premises and occupancy                                 119          1,111
  SAIF insurance premium                                  66            627
  Other general and administrative                       286          2,199
                                                     -------        -------
       Total general and administrative expense          717          6,795
  Real estate operations, net                            132            438
  Core deposit intangible amortization                    --            222
                                                     -------        -------

       Total non-interest expense                        849          7,455
                                                     -------        -------

       Loss before income taxes                      (1,135)        (3,676)
Income tax expense (benefit)                               5           --
                                                     -------        -------

 NET LOSS                                           ($1,140)       ($3,676)
                                                     -------        -------
                                                     -------        -------
Net loss per common share                            ($0.04)        ($0.14)
                                                     -------        -------
                                                     -------        -------



                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (DOLLARS IN THOUSANDS)


                                                              Three Months Ended
                                                                 September 30,
                                                                1995     1994
                                                              -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     ($1,140)  ($3,676)
Adjustments to reconcile net loss to cash provided by
   operating activities:
    Net decrease in loan fees and discounts                        --     (244)
      Depreciation and amortization                                20       656
      Provisions for loan and real estate losses                (155)     3,994
      (Gain)/loss on sale of investment securities and
        mortgage-backed securities, net                            --       (8)
      (Gain)/loss on sales of loans and loan servicing          (163)     (135)
      (Gain)/Loss on sale of real estate                           --         8
      Gain(Loss) on sales of branches                           (364)        --
      Federal Home Loan Bank stock dividends                     (63)      (75)
      Loans originated and purchased, held for sale               --   (42,870)
      Proceeds from sales of loans, held for sale                 --     25,856
      Decrease in interest and dividends receivable                58       230
     Decrease/(increase) in prepaid expenses and other assets     174     1,045
Increase/(decrease) in interest payable                           138        44
Increase/(decrease) in accounts payable and accrued liabilities    50        17
                                                             --------  --------
           Net cash used in operating activities              (1,794)  (15,158)
                                                             --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                  --       968
Proceeds from sale of investment securities available for sale  2,499        --
Principal reductions on mortgage-backed securities                 --     3,312
Principal reductions on loans                                      10     9,438
Purchases of mortgage-backed securities                            --  (30,519)
Purchases of mortgage-backed securities, available for sale        --   (2,000)
Proceeds from sale of mortgage-backed securities,
   available for sale                                              --     6,733
Loans originated and purchased, held for investment           (2,299)   (6,810)
Net change in undisbursed loan funds                               --     (139)
Acquisitions of real estate                                        --     (713)
Proceeds from disposition of real estate                           91    10,042
Other, net                                                      1,059         6
                                                             --------  --------
   Net cash (used in) provided by investing activities          1,360   (9,862)
                                                             --------  --------

                 UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                            Three Months Ended
                                                               September 30,
                                                               1995     1994
                                                             --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits                           (3,393)       332
Proceeds from short-term borrowings                                --   74,806
Repayment of short-term borrowings                                 --  (63,456)
                                                             --------  --------
               Net cash provided by (used in)
               financing activities                           (9,652)    11,682
                                                             --------  --------

Net (decrease) increase in cash and cash equivalents            3,827  (13,338)
Cash and cash equivalents at beginning of period                5,802    38,091
                                                             --------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $1,975   $24,753
                                                             --------  --------
                                                             --------  --------

SALE OF BRANCHES:
         Loans and mortgage-backed securities                $     --   $    --
         Premises and equipment                                    --        --
         Excess of cost over net assets acquired                   --        --
         Other assets                                              --        --
         Deposits                                                  --        --
         Other liabilities                                         --        --
         Gain on sale                                           (364)        --
                                                             --------  --------

                Net cash used by sale of branches, net
                                                             $  (364)   $    --
                                                             --------  --------
                                                             --------  --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
        Interest (net of amount capitalized)                     $297    $8,333
        Delaware franchise tax                                      5        --

Non-cash Investing and Financing activities:
        Additions to real estate acquired in
        settlement of loans                                        --     4,265
        Loans exchanged for mortgage-backed securities
                                                                   --     4,732

UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1- In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial condition as of September 30, 1995 and June 30, 1995, the results of operations for the three month periods ended September 30, 1995 and 1994, and the cash flows for the three month periods ended September 30, 1995 and 1994. The results of operations for the three month period ended September 30, 1995, are not necessarily indicative of operations to be expected for the entire year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and statement of cash flows in conformity with generally accepted accounting principles. Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", is written with the presumption that the users of the interim financial statements have read or have access to the most recent 10-K report that contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1995, and for the year then ended.

2- The Company has adopted FASB Statement of Financial Accounting Standards No. 114 "Accounting for Impairment of a Loan" (SFAS 114) and No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (SFAS 118) effective July 1, 1995. Accordingly, all impaired loans are carried at fair value of the collateral, and any valuation adjustments have been reflected through the provision for loan losses. The adoption of SFAS 114 and SFAS 118, applied prospectively as of July 1, 1995, has not had a material effect on the Company's financial statements.

ITEM   2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
         RESULTS OF OPERATIONS

UNIONFED Financial Corporation, (the "Company") parent of Union Federal Bank, a federal savings bank (the "Bank") reported a net loss of $1.1 million or ($0.04) per share for the first quarter ended September 30, 1995. This compares to a loss of $3.7 million or ($0.14) per share in the corresponding
quarter during fiscal year 1994.   The loss for the September 1995 quarter
was primarily due to negative net income of $302 thousand and additional losses of $364 thousand, related to the June 1995, Glendale Federal transaction and other administrative expenses.

In order to comply with a prompt corrective action directive (the "Directive") of the Office of Thrift Supervision ("OTS") requiring a sale, merger or recapitalization transaction, the Bank in June 1995 completed two significant transactions. First, the Bank sold approximately $136 million of its classified commercial, industrial and multi-family loan and real estate portfolio (the "Asset Sales"), principally to "bulk sale" institutional buyers, for cash proceeds of $101 million, including a $3.6 million holdback of funds held in escrow accounts for potential representation and warranty breaches. Second, the Bank sold 13 of its 14 retail banking offices and approximately $820 million of related deposit liabilities to Glendale Federal Bank, a federal savings bank ("Glendale Federal"). At closing the Bank transferred cash and other assets, principally single family and non-classified commercial and multi-family real estate loans valued at Union Federal's book value, to Glendale Federal in an amount necessary to offset the deposit and other liabilities assumed by Glendale Federal . The Bank received a $6.9 million purchase price for the transfer plus a right to receive a contingent payment based upon the actual performance of certain multi-family, commercial and industrial real estate loans transferred to Glendale Federal to the extent that such loans are repaid or other wise resolved by June 30, 1998.

Following the Asset Sales and the Glendale Federal transaction, the Bank has continued its business through its downtown Los Angeles retail banking office. Under its agreement with Glendale Federal, the Bank is prohibited until June 23, 1998 from opening additional branches using the Union Federal or UnionFed name without Glendale Federal's consent. At September 30, 1995, the Company had deposits of $30.8 million and a net worth of $861 thousand. At September 30, 1995, the Bank had core capital of 2.33%, Tier 1 risk-based capital of 2.46% and total risk-based capital of 3.23%. The Bank was considered a "significantly undercapitalized" savings institution as of
September 30, 1995.   See "FDICIA Prompt Corrective Action Requirements" below.

The potential sources for generating a future return for the Company's stockholders primarily consist of the gain, if any, realized upon the disposition of the classified assets retained by the Bank, the contingent consideration, if any, to be received form Glendale Federal in 1998 and any consideration received from the sale of the Company's business operations. The Company is waiting on the final review of the refund claim and tax examination, which may result in a refund form the Internal Revenue Service in the amount of $1.0 million. The Company has been advised that the refund has been approved at the field examination level and is being reviewed by senior Internal Revenue Service personnel. The Company expects that this refund, if any, would be paid in the fourth quarter of calendar 1995 or first quarter of calendar 1996. There can be no assurance that this refund will be approved and paid or that the Company will be able to provide any future return to stockholders. The Company's financial condition for the remainder of fiscal 1996 and thereafter will be principally dependent upon the performance of the Company's remaining assets, principally its real estate owned and loans. The Company has no significant resources other than the Bank. At present, the Bank does not have any other significant income generation capabilities other than income from its relatively small loan portfolio and realization of its real estate assets.
Given the structure of its balance sheet, the Bank has limited flexibility in dealing with asset liability management or to improve its earning power.

The Company's ability to continue as a going concern will depend in significant part on factors outside of its control. Since approximately 85% of the Bank's assets are nonearning real estate assets and a nonperforming loan, the Bank's interest income will not be sufficient to cover its interest expense for deposits and general and administrative expenses.

The OTS is requiring the Bank to report monthly regarding its financial condition, financial projections and the current status of its remaining assets. To date, the OTS has not required the filing of a capital restoration plan for the Bank despite its "undercapitalized" status.

Under legislation currently pending in Congress, the Federal Deposit Insurance Corporation ("FDIC") would be granted authority to impose a one-time special charge on the deposits of all savings associations, including the Bank, in order to insure the long term solvency of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). In its current form, the legislation would permit the FDIC to impose an assessment on an institutions' total insured deposits as of the measurement date, currently March 31, 1995, and be payable on January 2, 1996. Under the legislation as proposed, the Board of Directors of the FDIC, in its sole discretion, would have the authority to exempt any "weak" institution from such special assessment upon application under criteria to be established by the Board, with the institution continuing to pay FDIC assessments at June 1995 rates. If the assessment date remains March 31, 1995, which is prior to the sale of deposits in June 1995 to Glendale Federal, the special assessment, currently expected to be in the 80 to 90 basis point range, could be up to $7.7 million for the Bank. If this legislation is adopted in its current form, the Bank intends to apply for an exemption as a "weak" institution since the imposition of such a special assessment would deplete the remaining net worth of the Bank and cause it to have a significant negative net worth relative to its asset size. There can be no assurance that the FDIC would grant a requested exemption or that it would not determine that a conservatorship or receivership is appropriate for the Bank.

If the Bank continues to fail to meet its required capital levels, the operations and future prospects of the Bank will depend principally on regulatory attitudes and actions at the time, including those of the OTS and FDIC, within applicable legal constraints. Such failure could result in the issuance of a cease and desist order or capital directive to the Bank, the imposition of such operating restrictions as the OTS deems appropriate at the time, such other actions by the OTS as it may be authorized or required to take under applicable statutes and regulations and or/ the appointment of a conservator or receiver for the Bank. In the event that the Bank were to become "critically undercapitalized", it must be placed in receivership or conservatorship not later than 90 days thereafter unless the OTS and FDIC determine that taking other action would better serve the purposes of prompt corrective action. Such determinations are required to be reviewed at 90-day intervals, and if the Bank remains critically undercapitalized for more than 270 days, the decision not to appoint a receiver would require certain affirmative findings by the OTS and FDIC regarding the viability of the institution. See "FDICIA Prompt Corrective Action Requirements" below.


FINANCIAL HIGHLIGHTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE

For the three months ended September 30            1995           1994
                                             ----------     ----------

Net interest income                            $  (302)         $6,606
Provision for losses on loans                     (100)          3,859
Non-interest income                                (84)          1,032
Non-interest expense                                849          7,455
Loss before income taxes                        (1,135)        (3,676)
  Income tax expense (benefit)                       5             --
Net Loss                                        (1,140)        (3,676)
Loss per share                                   (0.04)         (0.14)
Loans originated and purchased                    2,299         49,680
Mortgage-backed securities purchased                 --         32,519
Loans sold                                           --         25,720
Mortgage-backed securities sold                      --          6,725
Interest rate spread during period (1)            3.91%          3.46%


OTHER INFORMATION                              09/30/95        6/30/95
                                             ----------     ----------

Total Assets                                   $ 32,811       $ 37,156
Loan portfolio                                    4,634          2,244
Deposits                                         30,777         34,170
Stockholders' equity                                861          2.001
Nonperforming assets, net                        26,689         24,623
Nonperforming assets, net  to total assets       81.34%         66.27%
Classified assets to total assets                88.68%         72.47%
End of period interest spread (1)                 3.63%          1.85%

---------------------------------

(1) Since the Bank's interest bearing deposits are dramatically larger than the Bank's interest earning assets, the spread is not a meaningful measure of earnings capacity at June 30, 1995 or September 30, 1995.

FINANCIAL CONDITION

The Company's consolidated assets totaled $32.8 million at September 30, 1995 compared to $37.2 million at June 30, 1995. Stockholders' equity totaled $861 thousand at September 30, 1995, a reduction of $1.1 million from $2.0 million at June 30, 1995. The decrease in stockholders' equity is directly attributable to the net loss for the three month period ended September 30, 1995.

CAPITAL RESOURCES AND LIQUIDITY

The Bank's sources of funds are limited largely to the raising of deposits in the remaining Los Angeles retail banking office. Under its agreement with Glendale Federal , the Bank is prohibited from opening additional offices using the Union Federal or UnionFed name for three years. Some additional funds are expected to be generated in the future with the sale of the Bank's remaining REO properties, one of which is currently under contract with specified take-down requirements.

At September 30, 1995, approximately 85% of the Bank's deposit base was in time certificates of deposit. The Bank continues to have a customer deposit base that has allowed it to maintain its deposit levels after the Glendale Federal transaction, with the exception of a planned decrease in July with the sale of the IRA accounts and custodial accounts related to the loan servicing portfolio sold to Glendale Federal.



The principal measure of liquidity in the savings and loan industry is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The minimum set by federal regulators is 5%. At September 30, 1995, the Bank's ratio was 6.01% compared to 13.17% at June 30, 1995 and 8.15% at September 30, 1994. The quarterly decrease in liquidity was due to the sale of $3.0 million deposits in July and a required repurchase of a loan from the Asset Sales for $2.9 million plus interest. These cash outflows, coupled with the Bank's operations caused the liquidity to drop below the required level in October. The Bank anticipates compliance with the required level through the raising of additional deposits and other means before the end of November. No additional deposit sales or loan repurchases are anticipated. The Bank intends to maintain liquidity above the required minimum, but its ability to do so is principally dependent upon its ability to raise deposits.

The primary source of cash for the Company is dividends from the Bank. As long as the Bank remains "undercapitalized" for regulatory purposes, the OTS cannot approve any capital distributions (including dividends) except in connection with a capital-raising transaction by the Bank.

REGULATORY CAPITAL COMPLIANCE

FDICIA established three capital standards for savings institutions: a "leverage
(core) limit," a "tier 1 risk-based limit" and a "total risk-based capital requirement. Certain assets or portions thereof are required to be deducted immediately from capital, while the inclusion of others in capital under one or all of the capital standards is subject to various transitional rules or other limitations. As of September 30, 1995 the Bank did not meet any of the components of the regulatory capital requirements and was considered to be "significantly undercapitalized".

The following is a reconciliation of the Bank's stockholders' equity to federal regulatory capital, and a comparison of such regulatory capital to the industry minimum requirements of the OTS, as of September 30, 1995:

                           Leverage           Tier 1             Total
                            (Core)        % Risk Based      %  Risk Based      %
                          ----------        ----------         ----------

                                (DOLLARS IN THOUSANDS)

GAAP Equity                     $792              $792               $792

Non-allowable assets:
   Investment in Uni-Cal
   Financial                    (25)              (25)               (25)
Additional capital items:
   General loan loss
   reserves                       --                --                247

                              ------ ------     ------ ------    -------- ------
Bank Regulatory Capital          767   2.33        767   2.46       1,009   3.23
Minimum capital
requirement                    1,314   4.00      1,249   4.00       2,497   8.00
                              ------ ------     ------ ------    -------- ------
Capital excess
(deficiency)                  ($548) (1.67)     ($482) (1.54)    ($1,489) (3.18)
                              ------ ------     ------ ------    -------- ------
                              ------ ------     ------ ------    -------- ------

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

Under the OTS regulations implementing FDICIA, an institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk - weighted assets (the "Tier 1 risk-based capital ratio") is at least 6.0%, its leverage (core) capital ratio is at least 5.O%, and it is not subject to any order or directive by OTS to meet a specific capital level. An institution will be "adequately capitalized" if its risk-based capital ratio is at least 8.0%, its tier 1 risk-based capital ratio is at least 4.0%, and its leverage (core) capital ratio is at least 4.0% (3.0% if the institution receives the highest rating on the CAMEL financial institutions rating system). An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as "undercapitalized." Additionally, an institution will be treated as "significantly undercapitalized" if the above capital ratios are less than 6.0%, 3.0%, or 3.0% respectively. An institution will be treated as "critically undercapitalized" if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to total assets is equal to or less than 2.0%. At September 30, 1995, the Bank's ratio of tangible equity to total assets was 2.33%.


MANDATORY SANCTIONS TIED TO PROMPT CORRECTIVE ACTION CAPITAL CATEGORIES:

CAPITAL RESTORATION PLAN. An institution that is undercapitalized must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. The capital restoration plan must specify the steps the institution will take to become adequately capitalized, the levels of capital the institution will attain while the plan is in effect, the types and levels of activities the institution will conduct, and such other information as the OTS may require. The OTS must act on the capital restoration plan expeditiously, and generally not later than 60 days after the plan is submitted. The OTS may approve a capital restoration plan only if the OTS determines that the plan is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed. As September 30, 1995, the OTS has not required the Bank to submit a Capital Restoration Plan, but is requiring monthly meetings with the management of the institution.

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


ASSET / LIABILITY MANAGEMENT

Savings institutions are subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature more rapidly or on a different basis than interest-earning assets. However, the Bank's current balance sheet structure does not allow for meaningful management of interest rate risk. With 89% of the Company's total assets consisting of nonperforming assets, interest expense will exceed interest income and deposit maturities are managed to support the workout of real estate assets rather than to manage interest rate risk.


NET INTEREST INCOME

Net interest income(loss), before provisions for loan losses, was $(302) thousand for the three month period ended September 30, 1995 compared to $6.6 million for the same period in 1994. The decrease is primarily attributable to the Asset Sales and the Glendale Federal transaction in June 1995, which were completed in an effort to comply with a Capital Directive from the OTS.

The during-period spread increased in the three month period ended September 30, 1995 to 3.91% compared to 3.46% at September 30, 1994 and 1.85% at June 30, 1995. The increase is primarily attributable to the composition of the balance sheet at September 30, 1995, which consists largely of two loans with a rate in excess of 10% and investments with yields averaging 5.5%. In addition, the rates paid on deposits during the September quarter decreased with the sale of the higher costing IRA accounts.

NONPERFORMING ASSETS AND IMPAIRED LOANS

Nonperforming assets consist of real estate acquired in settlement of loans and in-substance foreclosures (collectively, "REO") and nonaccrual loans.

The following table sets forth the amounts of non-performing assets of the Bank at the dates indicated:


                                     September 30,    June 30,
                                         1995           1995
                                     -------------  -------------

                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans                             2,286    $        --
Real estate owned                           35,334         35,609
In-substance foreclosures,
    net of undisbursed funds                    --             --
                                        ----------     ----------

Total nonperforming assets                 $37,620         35,609
                                        ----------     ----------
                                        ----------     ----------

Specific Reserves - REO                   (10,931)       (10,986)
                                        ----------     ----------

Total nonperforming asset, net             $26,689        $24,623
                                        ----------     ----------
                                        ----------     ----------




Total assets                               $32,811        $37,156
                                        ----------     ----------
                                        ----------     ----------

Nonperforming assets, net as
    a percentage of total assets            81.38%         66.27%



NONACCRUAL LOANS

Nonaccrual loans generally represent loans for which interest accruals have been suspended. At September 30, 1995, nonaccrual loans were $2.3 million, which consisted of one loan, secured by an economy motel in Arizona, which was repurchased from one of the "bulk sale" buyers in September. The Bank is in the process of negotiating a forbearance agreement with the borrower to bring the loan current and to provide for certain capital improvements on the property. There were no nonaccrual loans at June 30, 1995.

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

REO, net decreased to $24.4 million at September 30, 1995 from $24.6 million at June 30, 1995. The decrease from June 30, 1995 is primarily attributable to the receipt of an option payment on Truman Annex under the sales contract and
the write-off of a condominium project in Pacoima for $126 thousand.   The
Bank's REO portfolio at September 30, 1995, consists of two properties, $10.44 million of land and marina in a planned development project in Key West, Florida and $13.96 million of a mixed use retail/garment manufacturing building in Los Angeles, California

The Bank's investment in the Los Angeles property will continue to increase as the Bank completes the mandatory capital expenditures to meet the requirements of the Conditional Use Permit, which was approved in September 1995, subject to appeal.

IMPAIRED LOANS

Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting for Creditors for Impairment of a Loan"("SFAS 114"), as amended be Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loans' original effective interest rate, (ii) the observable market price of the impaired loan, or (iii)the fair value of the collateral of a collateral-dependent loan. The adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Company's consolidated financial statements as the Company's existing policy of measuring loan impairment is consistent with methods prescribed in these standards.

The Company considers a loan to be impaired when, based upon the current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. As the Company's current loan portfolio consists of two major loans and several loans tied to deposit accounts, the evaluation of impaired loans is limited to an evaluation of each of the two major loans for consideration of the impairment criteria.

At September 30, 1995, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $4.6 million, including a loan for $2.3 million which is considered nonaccrual. All of the loans are collateral dependent and therefore measured based upon the fair value of the collateral. At September 30, 1995, the allowance for possible credit losses determined in accordance with the provisions of SFAS 114, related to loans considered to be impaired under SFAS 114 totaled $400 thousand. The carrying value of loans considered to be impaired under SFAS 114 for which there is no related allowance for possible credit losses amounted to $2.3 million at September 30, 1995. For the three months ended September 30, 1995, the Company recognized interest income on those impaired loans of $74 thousand, none of which was recognized using the cash basis method of income.

At June 30, 1995, the two impaired loans were also classified as substandard assets. The performing impaired loan carried at $2.3 million is secured by a 155 unit apartment building in Los Angeles, California. The nonperforming impaired loan is secured by a 179-unit motel in Phoenix, Arizona.




REAL ESTATE HELD FOR INVESTMENT, DEVELOPMENT OR SALE

Real estate held for investment, development or sale at September 30, 1995 is comprised of the real estate from one of the Bank's former branch offices and Uni-Cal's wholly owned investments. At September 30, 1995, real estate held for investment, development or sale totaled $359 thousand, unchanged from June 30, 1995.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

It is the Company's policy to provide an allowance for estimated losses on loans and real estate when it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. Loans are generally required to be carried at the lower of amortized cost or net realizable value. Net realizable value is the present value of the future cash flows, including the costs of holding, refurbishment and selling, discounted at the combined cost of debt and equity for the Bank. REO is carried at the lower of cost or fair value, less selling costs. Consistent with the asset composition of the Company, the monitoring system established by the Company to ensure compliance with the above policies, requires quarterly review of each asset in excess of $500,000. This review consists of evaluation of the cash flows of the property, along with the considering the current economic environment surrounding the asset. This evaluation is generally done by the preparation of internally prepared discounted cash flow analyses, however based on the results of the review a new appraisal may be required.

The provision for loan losses was ($100) thousand for the three months ended September 30, 1995 compared to $3.9 million for the same period in fiscal 1995. The negative provision for the quarter ended September 30, 1995, was attributable to an adjustment of the valuation allowance to market of an impaired loan based on the results of appraisals received during the quarter. The provisions recorded in the first quarter of fiscal 1995 related to loans that were sold during the fourth quarter 1995 transactions.











The following table sets forth the Bank's general and specific valuation allowances for loan and real estate losses at the dates indicated:


                                     September 30,       June 30,
                                          1995             1995
                                     -------------     ----------
                                         (DOLLARS IN THOUSANDS)

Loan general(1)                            $    --        $    --
                                         ---------      ---------
Loan specific                                  400            500
                                         ---------      ---------
Total loan allowance                       $   400        $   500
                                         ---------      ---------
                                         ---------      ---------

Real estate general (1)                    $    --        $    --
Real estate specific                        11,460         11,515
                                       -----------    -----------
Total real estate allowance                $11,460        $10,986
                                       -----------    -----------
                                       -----------    -----------

Total valuation allowances                 $11,860        $11,486
                                       -----------    -----------
                                       -----------    -----------

----------------------------
(1) Since specific valuation allowances have been provided for each loan and real estate asset, no general valuation allowance was recorded at June 30 or September 30, 1995.

NON-INTEREST INCOME AND EXPENSE

Non-interest income (loss) for the quarter ended September 30, 1995 was ($84) thousand compared to

$1.0 million for the same period in 1994. The quarterly decrease is attributable to the significant change in the balance sheet with the sales of deposits and assets in June 1995. The September 1995 quarter included additional losses attributable to the Glendale Federal transaction of $364 thousand, related to additional costs for the discontinuance of the defined benefit pension plan, as well as valuation adjustments for miscellaneous assets purchased. The loss on the sale of branches was offset by recoveries of $164 related to two REO properties sold in the fourth quarter of fiscal 1995. In addition, the Company paid $30 thousand as settlement of an outstanding lawsuit in its real estate subsidiary. In addition, the Company recorded $40 thousand related to the sale of loans in prior years with a shared yield agreement, $40 thousand related to the refund of expenses in prior periods and miscellaneous other non-recurring recoveries of $65 thousand.

General and administrative expenses decreased to $717 thousand for the quarter ended September 30, 1995 from $6.8 million for the same period in 1994. This decrease is attributable to the reduction of the Company's retail offices to one office and the reduction of staff to 8 full time employees at September 30, 1995. The general and administrative expenses for the quarter ended September 30, 1995 include some costs related to the wind-down of operations from the 14 branch retail banking system and the sale of assets related to the Special Assets department. The significant non-recurring expenses included in General and Administrative expenses were $104 thousand of benefit costs related to the Company's health plan and 401K plan, which were terminated in July and June 1995, respectively, as well as additional compensation expense for accounting and other personnel through the transition period of approximately $50 thousand, $25 thousand of legal and title costs related to loans sold during the fourth quarter of fiscal 1995.



INCOME TAXES

At September 30, 1995, the Company had unused net operating losses (NOL) for federal income tax and California franchise tax purposes of $102 million and $105 million, respectively. On August 5, 1994, the Company incurred an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). Section 382 generally provides that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of the ownership change (the "change date") with net operating loss carryforwards and certain built-in losses existing on the change date will be subject to an annual limitation. In general, the annual limitation equals the product of (i) the fair market value of the corporation's equity on the change date (with certain adjustments) and (ii) a long term tax exempt bond rate of return published by the Internal Revenue Service.

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

                         UNIONFED FINANCIAL CORPORATION





PART II   OTHER INFORMATION


     Item 1.   Legal Proceedings
               The Company is defendant in various legal actions arising in the ordinary course of business which are not material to the Company. At September 30, 1995, the Company was involved in the following additional legal proceedings:

               In DOYLE V. HILL AND UNION FEDERAL BANK, the plaintiff alleges the Bank and a former loan officer conspired with the general partner of a limited partnership of which the plaintiff was al limited partner to defraud the plaintiff by misappropriating construction loan proceeds advanced to the partnership by the Bank. The court recently granted summary judgement in favor of the Bank and awarded the Bank over $500,000 in attorneys' fees payable by the plaintiff. The plaintiff has informed counsel for the Bank that the plaintiff intends to appeal the judgement against him.

               In HARBOUR PLACE CONDOMINIUMS ASSOC. V. HARBOUR PLACE DEVELOPMENT CORPORATION, ET. AL., the plaintiff condominium association alleges a series of purported construction defects in the Harbor Place condominium project in Key West, Florida. The project was initially developed an sold by a limited partnership in which a subsidiary of the Bank was a limited partner and was later completed and the remaining units sold by a subsidiary of the Bank after a transfer of the property to such subsidiary in lieu of foreclosure. The Bank has denied the plaintiff's claims. The Bank has tendered the plaintiff's claims to its liability carriers, one of which has accepted the Bank's tender and is providing defense counsel subject to a reservation of rights under the Bank's liability policies.

               In UNION FEDERAL BANK V. BROADWAY TRADE CENTER, the Bank seeks a declaratory judgement regarding its possessory right to two ground leases and one ground sublease affecting the Broadway Trade Center. In addition to its leasehold interest, the Bank and its subsidiary hold title to approximately 82% of the property in fee simple absolute. In the litigation,the Bank seeks a judgement that its leases are in full force and effect following the Bank's foreclosure on such leases as security for a Bank loan made to a former owner. The lessor of such leases alleges that such leases are in default for various reasons, all of which the Bank contends are without merit. In addition, the Bank is seeking a judgement that the Bank is entitled to retain as liquidated damages the sum of $400,000 deposited wit the Bank by a former owner of the property pursuant to the terms of an agreement with such owner which the Bank contends such owner breached. In a companion case entitled, SECURITY TRUST COMPANY
               V. UNION FEDERAL BANK, the plaintiff, representing the lessor of the three leases at issue in the Broadway Trade Center litigation, has filed for unlawful detainer and damages with respect to such leases based on various alleged defaults all of which the Bank contends are without merit. The plaintiffs have demanded unpaid rent in the amount of $2.0 million plus an escalation factor based on the terms of the lease. There can be no assurance that the Bank will prevail in these matters.

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

     Item 2.   None

     Item 3.   None

     Item 4.   None.

     Item 5.   None

     Item 6.   Exhibits and Reports on Form 8-K

                    There were no reports on Form 8-K filed for the three-month period ended September 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNIONFED FINANCIAL CORPORATION



Date   November 13, 1995                By   /S/  David S. Engelman
     ---------------------                  ----------------------------------


                                                  David S. Engelman
                                                  Chairman of the Board and
                                                  President





Date   November 13, 1995                By   /S/  Michelle X. Dean
     ---------------------                  ----------------------------------


                                                  Michelle X. Dean
                                                  Vice President
                                                  Chief Financial Officer