Form 10-Q
period 1995-12-31
UNIONFED FINANCIAL CORP
filed 1996-02-14
CIK 802223

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------




                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
              For Quarter Ended December 31, 1995
                               OR
          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                 Commission File Number: 1-9594

                 UNIONFED FINANCIAL CORPORATION
     (Exact name of registrant as specified in its charter)



               Delaware                                95-4074126
     State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


   1055 W. Seventh Street, Suite 100
        Los Angeles, California                          90017
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (213) 688-8417

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   /x/      No
                                       ------        ------


As of January 31, 1996, 27,201,993 shares of the Registrant's $.01 par value common stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------





                 UNIONFED FINANCIAL CORPORATION

                             INDEX



                                                                         PAGE

PART I.          FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Consolidated Statements of Financial Condition            3
                 (unaudited) as of December 31, 1995 and
                 June 30, 1995

                 Consolidated Statements of Operations (unaudited)         4
                 for the three and six month  periods ended
                 December 31,1995 and 1994

                 Consolidated Statements of Cash Flows (unaudited)         5
                 for the six month periods ended
                 December 31, 1995 and 1994

                 Notes to Consolidated Financial Statements                7
                 (unaudited)

       Item 2.   Management's Discussion and Analysis of                   8
                 Financial Condition and Results of Operations

PART II.         OTHER INFORMATION (OMITTED ITEMS ARE INAPPLICABLE)        20

       Item 1.   Legal Proceedings

SIGNATURES                                                                 22



         UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED
    (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                      December 31,   June 30,
                                                          1995         1995
                                                      ------------ ------------
ASSETS
Cash and cash equivalents                                  $4,024      $5,802
Investment securities, net                                    ---       2,499
Loans receivable                                            4,845       2,744
Valuation allowance for possible credit losses              (512)       (500)
Interest receivable                                            57          91
Real estate, net                                           24,763      24,982
Investment in Federal Home Loan Bank stock, at cost           163         100
Premises and equipment, net                                   301         343
Other assets                                                1,355       1,095
                                                        ---------   ---------
                                                          $34,966     $37,156
                                                        ---------   ---------
                                                        ---------   ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Savings deposits                                          $32,385     $34,170
Accounts payable and accrued liabilities                      640         594
Deferred income taxes                                         391         391
                                                        ---------   ---------

     Total liabilities                                     33,416      35,155

Commitments and contingencies                                  --          --

Stockholders' equity
  Preferred stock-par value $.01 per share; authorized,
    1,000,000 shares, issued and outstanding, none             --          --
  Common stock-par value $.01 per share; authorized
    60,000,000 shares, issued and outstanding,
    27,201,993 shares (1994)                                  272         272
  Additional paid-in capital                              107,943     107,943
  Accumulated deficit                                   (106,635)   (106,214)
                                                        ---------   ---------
    Total stockholder's equity                              1,580       2,001
                                                        ---------   ---------
                                                          $34,996     $37,156
                                                        ---------   ---------
                                                        ---------   ---------





                UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                      Three Months Ended   Six Months Ended
                                                         December 31,        December 31,
                                                        1995     1994       1995      1994
                                                     -------   -------   -------   -------
Interest on loans                                    $    78   $10,772   $   152   $21,480
Interest on mortgage-backed securities                   ---     3,118       ---     6,018
Interest and dividends on investments                     15    1,179         74     2,521
                                                     -------   -------   -------   -------
       Total interest income                              93    15,069       226    30,019
                                                     -------   -------   -------   -------

Interest on savings deposits                             508     8,602       943    16,653
Interest on borrowings                                   ---       343       ---       636
                                                     -------   -------   -------   -------
       Total interest expense                            508     8,945       943    17,289
                                                     -------   -------   -------   -------

  Net interest income( loss) before provision
    for estimated loan losses                          (415)     6,124     (717)    12,730
Provision for estimated loan losses                      ---     2,420     (100)     6,279
                                                     -------   -------   -------   -------

  Net interest income( loss) after provision
    for estimated loan losses                          (415)     3,704     (617)     6,451
                                                     -------   -------   -------   -------

Non-interest income:
  Gain on sales of loans and loan servicing               77       664       199       799
  Gain/(loss) on sales of mortgage-backed
     securities and investment securities                ---      (32)       ---      (24)
  Loan servicing fees, net                               ---       252       ---       491
  Loan fees                                              ---        68       ---       174
  Loss on sale of branchs                               (80)       ---     (445)       ---
  Other, net                                              16       440       174       984
                                                     -------   -------   -------   -------
       Total non-interest income                          13     1,392      (72)     2,424
                                                     -------   -------   -------   -------

Non-interest expense:
  Compensation and related expenses                    (641)     2,431     (395)     5,289
  Premises and occupancy                                 103     1,086       222     2,197
  SAIF insurance premium                                  27       627        93     1,254
  Other general and administrative                       382     2,133       668     4,332
                                                     -------   -------   -------   -------
       Total general and administrative expense        (129)     6,277       588    13,072
  Real estate operations, net                        (1,002)     1,878     (870)     2,316
  Core deposit intangible amortization                   ---       213       ---       435
                                                     -------   -------   -------   -------

       Total non-interest expense                    (1,131)     8,368     (282)    15,823
                                                     -------   -------   -------   -------

       Income (loss) before income taxes                 729   (3,272)     (407)   (6,948)
Income tax expense (benefit)                               3         4         8         4
                                                     -------   -------   -------   -------

 NET INCOME (LOSS)                                   $   726  ($3,276)    ($415)  ($6,952)
                                                     -------   -------   -------   -------
                                                     -------   -------   -------   -------

Net income (loss) per common share                     $0.03   ($0.12)   ($0.02)   ($0.26)
                                                     -------   -------   -------   -------
                                                     -------   -------   -------  -------



                UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                            (DOLLARS IN THOUSANDS)

                                                                    Six Months Ended
                                                                           December 31,
                                                                          1995     1994
                                                                        --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  ($415)  ($6,952)
Adjustments to reconcile net loss to cash provided by
    operating activities:
      Net decrease in loan fees and discounts                                 --     (343)
         Depreciation and amortization                                        41     1,266
         Provisions for loan and real estate losses                        (100)     7,268
        (Gain)/loss on sale of investment securities and
           mortgage-backed securities, net                                    --        24
        (Gain)/loss on sales of loans and loan servicing                   (240)     (799)
        (Gain)/Loss on sale of real estate                               (1,290)     (157)
         Gain(Loss) on sales of branches                                   (444)        --
         Federal Home Loan Bank stock dividends                             (63)     (147)
         Loans originated and purchased, held for sale                        --  (80,632)
         Proceeds from sales of loans, held for sale                          --    55,426
         Proceeds from sales of loan servicing                                --       794
Decrease in interest and dividends receivable                                 34       167
(Increase/decrease in prepaid expenses and other assets                    (260)     2,071
Increase/(decrease) in interest payable                                      181     (181)
Decrease in accounts payable and accrued liabilities                       (135)     (243)
Increase in deferred income taxes                                             --         1
                                                                        --------  --------
Net cash used in operating activities                                    (2,691)  (22,437)
                                                                        --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                             --     3,187
Proceeds from sale of investment securities available for sale             2,499     3,247
Principal reductions on mortgage-backed securities                            --     6,471
Principal reductions on loans                                                 13    35,028
Purchases of mortgage-backed securities                                       --  (30,519)
Purchases of mortgage-backed securities, available for sale                   --   (7,000)
Proceeds from sale of mortgage-backed securities,
     available for sale                                                       --    16,488
Loans originated and purchased, held for investment                      (4,436)  (14,629)
Net change in undisbursed loan funds                                          --     (166)
Acquisitions of real estate                                                   --     (605)
Proceeds from disposition of real estate                                   3,905    14,015
Other, net                                                                   717        --
                                                                        --------  --------
        Net cash  provided by(used in) investing activities                2,698   (9,862)
                                                                        --------  --------



                UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (CONTINUED)
                            (DOLLARS IN THOUSANDS)
                                                                        Three Months Ended
                                                                           December 31,
                                                                          1995      1994
                                                                        --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in deposits                                              $(1,785)  $(2,913)
Repayment of short-term borrowings                                            --     (754)
Repayment of FHLB Advances                                                    --   (8,000)
                                                                        --------  --------
               Net cash provided by (used in) financing activities       (1,785)  (11,667)
                                                                        --------  --------

Net (decrease) increase in cash and cash equivalents                     (1,778)   (8,587)
Cash and cash equivalents at beginning of period                           5,802    38,091
                                                                        --------  --------

Cash and cash equivalents at end of period                               $ 4,024   $29,504
                                                                        --------  --------
                                                                        --------  --------

Sale of Branches:
         Loans and mortgage-backed securities                            $    --   $    --
         Premises and equipment                                               --        --
         Excess of cost over net assets acquired                              --        --
         Other assets                                                         --        --
         Deposits                                                             --        --
         Other liabilities                                                    --        --
         Gain (loss) on sale                                               (444)        --
                                                                        --------  --------

                Net cash used by sale of branches, net                   $ (444)    $   --
                                                                        --------  --------
                                                                        --------  --------
Supplemental disclosures of cash flow information:
Cash paid for:
        Interest (net of amount capitalized)                                 357    17,515
        Delaware franchise tax                                                 3        --

Non-cash Investing and Financing activities:
        Additions to real estate acquired in settlement of loans           2,286     6,816
        Loans exchanged for mortgage-backed securities                        --     9,522
        Loans to facilitate the sales of real estate                       2,031     1,061



UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1- In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial condition as of December 31, 1995 and June 30, 1995, the results of operations for the three and six month periods ended December 31, 1995 and 1994, and the cash flows for the six month periods ended December 31, 1995 and 1994. The results of operations for the three month period ended December 31, 1995, are not necessarily indicative of operations to be expected for the entire year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UnionFed Financial Corporation, (the "Company") parent of Union Federal Bank, a federal savings bank (the "Bank") reported a net income of $726 thousand or $0.03 per share for the quarter ended December 31, 1995. This compares to a loss of $3.3 million or ($0.12) per share in the corresponding quarter during
fiscal year 1994.   The net income for the December 1995 quarter was primarily due to the receipt of $2.0 million resulting from settlements by the Office of Thrift Supervision (OTS) Enforcement Division related to certain of the
Bank's prior lending relationships.   Without the impact of the OTS
settlements, the Bank had an operating loss of $724 thousand for the quarter, primarily due to net interest expense of $415 thousand and other general and
administrative expenses of $382 thousand.   For the six months ended December
31, 1995, the Company reported a net loss of $415 thousand, compared to a loss of $6.95 million for the equivalent six month period in 1994.

In order to comply with a prompt corrective action directive (the "Directive") of the Office of Thrift Supervision ("OTS") requiring a sale, merger or recapitalization transaction, the Bank in June 1995 completed two significant transactions. First, the Bank sold approximately $136 million of its classified commercial, industrial and multi-family loan and real estate portfolio (the "Asset Sales"), principally to "bulk sale" institutional buyers, for cash proceeds of $101 million, including a $3.6 million holdback of funds held in escrow accounts for potential representation and warranty breaches. These warranties have all expired by December 31, 1995, and the holdback escrows have been returned to the Bank with the exception of $405 thousand, $395 thousand of which continues to be held in escrow for two disputed items. Second, the Bank sold 13 of its 14 retail banking offices and approximately $820 million of related deposit liabilities to Glendale Federal Bank, a federal savings bank ("Glendale Federal"). At closing, the Bank transferred cash and other assets, principally single family and non-classified commercial and multi-family real estate loans valued at Union Federal's book value, to Glendale Federal in an amount necessary to offset the deposit and other liabilities assumed by Glendale Federal . The Bank received a $6.9 million purchase price for the transfer plus a right to receive a contingent payment based upon the actual performance of certain multi-family, commercial and industrial real estate loans transferred to Glendale Federal to the extent that such loans are repaid or otherwise resolved by June 30, 1998.

Following the Asset Sales and the Glendale Federal transaction, the Bank has continued its business through its downtown Los Angeles retail banking office. Under its agreement with Glendale Federal, the Bank is prohibited until June 23, 1998 from opening additional branches using the Union Federal or UnionFed name without Glendale Federal's consent. At December 31, 1995, the Company had deposits of $32.4 million and a net worth of $1.58 million. At December 31, 1995, the Bank had core capital of 4.29%, Tier 1 risk-based capital of 4.71% and total risk-based capital of 5.01%. The Bank was considered a "significantly undercapitalized" savings institution as of December 31, 1995. See "FDICIA Prompt Corrective Action Requirements" below.

The potential sources for generating a future return for the Company's stockholders primarily consist of the gain, if any, realized upon the disposition of the classified assets retained by the Bank, the contingent consideration, if any, to be received form Glendale Federal in 1998 and any consideration received from the sale of the Company's business operations.
The Company is waiting on the final review of the refund claim and tax examination, which may result in a refund from the Internal Revenue Service in the amount of $1.0 million. The Company has been advised that the refund has been approved at the field examination level and is being reviewed by senior Internal Revenue Service personnel. The Company expects that this refund, if any, would be paid in the first half of calendar 1996. There can be no assurance that this refund will be approved and paid or that the Company will be able to provide any future return to stockholders. The Company's financial condition for the remainder of fiscal 1996 and thereafter will be principally dependent upon the performance of the Company's remaining assets, principally its real estate owned and loans. The Company has no significant resources other than the Bank. At present, the Bank does not have any other significant income generation capabilities other than income from its relatively small loan portfolio and realization of its real estate assets. Given the structure of its balance sheet, the Bank has limited flexibility in dealing with asset
liability management or to improve its earning power.   In addition, one of
the Bank's major assets is subject to ongoing litigation.  (See Part II, Item
1. "Legal Proceedings".)

The Company's ability to continue as a going concern will depend in significant part on factors outside of its control. Since approximately 71% of the Bank's assets are nonearning real estate assets, the Bank's interest income will not be sufficient to cover its interest expense for deposits and general and administrative expenses.

The OTS is requiring the Bank to report monthly regarding its financial condition, financial projections and the current status of its remaining assets. To date, the OTS has not required the filing of a capital restoration plan for the Bank despite its "undercapitalized" status.

Under legislation currently pending in Congress, the Federal Deposit Insurance Corporation ("FDIC") would be granted authority to impose a one-time special charge on the solvency of the Savings Association Insurance Fund ("SAIF"). In its current form, the legislation would permit the FDIC to impose an assessment on an institution's total insured deposits as of the measurement date, proposed to be March 31,1995. If the legislation is passed with this assessment date, which is prior to the sale of deposits in June 1995 to Glendale Federal, the special assessment could be up to $7.7 million for the Bank. Under the legislation as proposed, the Board of Directors of the FDIC, in its sole discretion, would have the authority to exempt any "weak" institution from such special assessment upon application under criteria to be established by the Board, with the institution continuing to pay FDIC assessments at June 1995 rates. If this legislation is adopted in its current form, which is uncertain at this time, the Bank intends to apply for an exemption as a "weak" institution to avoid this substantial assessment, which would more than deplete the remaining net worth of the Bank. There can be no assurance that the FDIC would grant a requested exemption or that it would not determine that a conservatorship or receivership is appropriate for the Bank.

If the Bank continues to fail to meet all of its required capital levels, the operations and future prospects of the Bank will depend principally on regulatory attitudes and actions at the time, including those of the OTS and FDIC, within applicable legal constraints. Such failure could result in the issuance of a cease and desist order or capital directive to the Bank, the imposition of such operating restrictions as the OTS deems appropriate at the time, such other actions by the OTS as it may be authorized or required to take under applicable statutes and regulations and/or the appointment of a conservator or receiver for the Bank. In the event that the Bank were to become "critically undercapitalized", it must be placed in receivership or conservatorship not later than 90 days thereafter unless the OTS and FDIC determine that taking other action would better serve the purposes of prompt corrective action. Such determinations are required to be reviewed at 90-day intervals, and if the Bank remains critically undercapitalized for more than 270 days, the decision not to appoint a receiver would require certain affirmative findings by the OTS and FDIC regarding the viability of the institution. See "FDICIA Prompt Corrective Action Requirements" below.


FINANCIAL HIGHLIGHTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE)

For the three months ended December 31,                 1995      1994
                                                    --------  --------
Net interest income                                 $  (415)  $  6,124
Provision for losses on loans                            ---     2,420
Non-interest income                                       13     1,392
Non-interest expense                                 (1,131)     8,368
Income (loss) before income taxes                        729   (3,272)
   Income tax expense (benefit)                           3          4
Net Income (loss)                                        726   (3,276)
Income (loss) per share                                 0.02    (0.12)
Loans originated and purchased                         2,073    45,783
Mortgage-backed securities purchased                      --     5,000
Loans sold                                                --    29,756
Mortgage-backed securities sold                           --     9,787
Interest rate spread during period (1)               (1.27)%     3.16%

For the six months ended December 31,                   1995      1994
                                                    --------  --------

Net interest income                                 $  (717)  $ 12,730
Provision for losses on loans                          (100)     6,279
Non-interest income                                     (72)     2,424
Non-interest expense                                   (282)    15,823
Loss before income taxes                               (407)   (6,948)
   Income tax expense (benefit)                           8         4
Net Loss                                               (415)   (6,952)
Loss per share                                        (0.03)    (0.26)
Loans originated and purchased                         4,865    95,261
Mortgage-backed securities purchased                      --    37,519
Loans sold                                                --    55,275
Mortgage-backed securities sold                           --    16,512
Interest rate spread during period (1)                 2.27%     3.26%

Other Information                                   12/31/95   6/30/95
                                                    --------  --------

Total Assets                                        $ 34,996  $ 37,156
Loan portfolio                                         4,333     2,244
Deposits                                              32,385    34,170
Stockholders' equity                                   1,580     2,001
Nonperforming assets, net                             24,404    24,623
Nonperforming assets, net  to total assets            69.73%    66.27%
Classified assets to total assets                     77.41%    72.47%
End of period interest spread (1)                    (0.25)%     1.85%







(1) Since the Bank's interest bearing deposits are dramatically larger than the Bank's interest earning assets, the spread is not a meaningful measure of earnings capacity at June 30, 1995 or December 31, 1995.

FINANCIAL CONDITION

The Company's consolidated assets totaled $35.0 million at December 31, 1995 compared to $37.2 million at June 30, 1995. Stockholders' equity totaled $1.6 million at December 31, 1995, a reduction of $0.4 million from $2.0 million at June 30, 1995. The decrease in stockholders' equity is directly attributable to the net loss for the six month period ended
December 31, 1995.

CAPITAL RESOURCES AND LIQUIDITY

The Bank's sources of funds are limited largely to the raising of deposits in the remaining Los Angeles retail banking office. Under its agreement with Glendale Federal , the Bank is prohibited from opening additional offices using the Union Federal or UnionFed name for three years. Some additional funds are expected to be generated in the future with the sale of the Bank's remaining REO properties, one of which is currently under contract with specified take-down requirements. In December 1995, the buyers exercised an option, taking down approximately $2.7 million.

At December 31, 1995, approximately 88% of the Bank's deposit base was in time certificates of deposit. The Bank continues to have a customer deposit base that has allowed it to maintain its deposit levels after the Glendale Federal transaction. In the December 1995 quarter, the Bank raised deposits over the September 1995 level in order to provide additional funds to maintain minimum regulatory liquidity requirements.

The principal measure of liquidity in the savings and loan industry is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The minimum set by federal regulators is 5%. At December 31, 1995, the Bank's ratio was 11.01% compared to 6.01% at September 30, 1995 and 13.17% at June 30, 1995. The quarterly increase in liquidity was due to the sale of several parcels of the Key West, Florida, REO for $2.7 million, with 25% received in cash, the receipt of $1.5 million of cash with respect to the OTS settlements and a net increase in deposits from September 1995 of $1.6 million. The Bank intends to maintain liquidity above the required minimum, but its ability to do so is principally dependent upon its ability to raise deposits.

The primary source of cash for the Company is dividends from the Bank. As long as the Bank remains "significantly undercapitalized" for regulatory purposes, the OTS cannot approve any capital distributions (including dividends) except in connection with a capital-raising transaction by the Bank.

REGULATORY CAPITAL COMPLIANCE

FDICIA established three capital standards for savings institutions: a "leverage (core) limit," a "tier 1 risk-based limit" and a "total risk-based" capital requirement. Certain assets or portions thereof are required to be deducted immediately from capital, while the inclusion of others in capital under one or all of the capital standards is subject to various transitional rules or other limitations. As of December 31, 1995, the Bank did not meet the "total risk-based capital" component of the regulatory capital requirements and was considered to be "significantly undercapitalized".

The following is a reconciliation of the Bank's stockholders' equity to federal regulatory capital, and a comparison of such regulatory capital to the industry minimum requirements of the OTS, as of December 31, 1995:


                                    Leverage               Tier 1                         Total
                                     (Core)         %     Risk Based            %       Risk Based              %
                                 ----------               ----------                    ----------
                                                   (DOLLARS IN THOUSANDS)
GAAP Equity                         $1,513                   $1,513                         $1,513
Non-allowable assets:
   Investment in Uni-Cal Financial     (15)                    (15)                           (15)

Additional capital items:
   General loss reserves                --                       --                            187
                                 ----------     -----     ----------         -----      ----------          -----
Bank Regulatory Capital               1,498      4.29          1,498          4.71           1,595           5.01
Minimum capital requirement           1,397      4.00          1,272          4.00           2,549           8.00
                                 ----------     -----     ----------         -----      ----------          -----
Capital excess (deficiency)            $101      0.29           $226          0.71          ($864)         (2.99)
                                 ----------     -----     ----------         -----      ----------          -----
                                 ----------     -----     ----------         -----      ----------          -----


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

Under the OTS regulations implementing FDICIA, an institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk - weighted assets (the "Tier 1 risk-based capital ratio") is at least 6.0%, its leverage (core) capital ratio is at least 5.O%, and it is not subject to any order or directive by OTS to meet a specific capital level. An institution will be "adequately capitalized" if its risk-based capital ratio is at least 8.0%, its tier 1 risk-based capital ratio is at least 4.0%, and its leverage (core) capital ratio is at least 4.0% (3.0% if the institution receives the highest rating on the CAMEL financial institutions rating system). An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as "undercapitalized." Additionally, an institution will be treated as "significantly undercapitalized" if the above capital ratios are less than 6.0%, 3.0%, or 3.0% respectively. An institution will be treated as "critically undercapitalized" if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to total assets is equal to or less than 2.0%. At December 31, 1995, the Bank's ratio of tangible equity to total assets was 4.29%.



MANDATORY SANCTIONS TIED TO PROMPT CORRECTIVE ACTION CAPITAL CATEGORIES:

CAPITAL RESTORATION PLAN. An institution that is undercapitalized must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. The capital restoration plan must specify the steps the institution will take to become adequately capitalized, the levels of capital the institution will attain while the plan is in effect, the types and levels of activities the institution will conduct, and such other information as the OTS may require. The OTS must act on the capital restoration plan expeditiously, and generally not later than 60 days after the plan is submitted. The OTS may approve a capital restoration plan only if the OTS determines that the plan is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution
is exposed.   The OTS has not required the Bank to submit a Capital
Restoration Plan, but is requiring monthly report meetings with the management of the institution.

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

(g)       order a new election of directors,`

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


ASSET / LIABILITY MANAGEMENT

Savings institutions are subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature more rapidly or on a different
basis than interest-earning assets.   However, the Bank's current balance
sheet structure does not allow for meaningful management of interest rate risk. With 71% of the Company's total assets consisting of nonearning assets, interest expense will exceed interest income and deposit maturities are managed to support the workout of real estate assets rather than to manage interest rate risk.


NET INTEREST INCOME

Net interest income(loss), before provisions for loan losses, was $(415) thousand for the three month period ended December 31, 1995 compared to $6.1 million for the same period in 1994. For the six month period ended December 31, 1995, net interest income decreased to $(717) from $12.7 million, in the comparable period of 1994. The decrease is primarily attributable to the Asset Sales and the Glendale Federal transaction in June 1995, which were completed in an effort to comply with a Capital Directive from the OTS.

The during-period spread decreased in the three month period ended December 31, 1995 to (0.25)% compared to 3.91% at September 30, 1995 and 3.16% at
December 31, 1994. The decrease is primarily attributable to the composition of the balance sheet at December 31, 1995, which consisted for a large part of the quarter of two loans, one of which was on nonaccrual status. In addition, the rates paid on deposits during the December quarter increased
slightly with the raising of new funds during the quarter.    Net  interest
income is expected to continue as a net expense, due to the fact that 71% of the Company's assets consist of nonearning assets.

NONPERFORMING ASSETS AND IMPAIRED LOANS

Nonperforming assets consist of real estate acquired in settlement of loans and in-substance foreclosures (collectively, "REO") and nonaccrual loans.

The following table sets forth the amounts of nonperforming assets of the Bank at the dates indicated:


                                December 31,     June 30,
                                    1995       1995
                                  -----------   -----------
                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans                      $    --       $    --
Real estate owned                     29,483         35,609
In-substance foreclosures,             2,286            ---
                                  -----------   -----------
Total nonperforming assets            $31,769        35,609
                                  -----------   -----------

Specific Reserves - REO               (7,365)      (10,986)
                                  -----------   -----------

Total nonperforming asset, net        $24,404       $24,623
                                  -----------   -----------
                                  -----------   -----------

Total assets                          $34,996       $37,156
                                  -----------   -----------
                                  -----------   -----------

Nonperforming assets, net as
    a percentage of total assets       69.73%         66.27%



NONACCRUAL LOANS

Nonaccrual loans generally represent loans for which interest accruals have been suspended. At December 31, 1995 and June 30, 1995, the Company had no nonaccrual loans.

The Bank's nonaccrual policy provides that interest accruals generally cease once a loan is past due as to interest or principal for a period of 90 days or more. Loans may also be placed on nonaccrual status even though they are less than 90 days past due if management concludes that there is little likelihood that the borrower will be able to comply with the repayment terms of the loan.


REAL ESTATE OWNED (REO)

REO consists of real estate acquired in settlement of loans and loans accounted for as in-substance foreclosures. When there is an indication that a borrower will not make all the required payments on a loan; the borrower no longer has equity in the property collateralizing a loan; it appears doubtful that equity will be rebuilt in the foreseeable future; or the borrower has (effectively or actually) abandoned control of the collateral, the property is considered an in-substance foreclosure. Real estate acquired in settlement of loans is recorded at the fair value of the collateral, less estimated selling cost. Subsequently, valuation allowances for estimated losses are charged to real estate operations expense if the carrying value of real estate exceeds estimated fair value. The Bank does not accrue interest income on loans classified as in-substance foreclosures.

REO, net decreased to $24.4 million at December 31, 1995 from $24.6 million at June 30, 1995. The decrease from June 30, 1995 is primarily attributable to the sale of several parcels of the Key West, Florida property for $2.7 million offset by the classification of a nonperforming loan repurchased in September
to in-substance foreclosure in December 1995.   The Bank's REO portfolio at
December 31, 1995, consists of two properties, $8.0 million of land and marina in a planned development project in Key West, Florida and $14.1 million of a mixed use retail/garment manufacturing building in Los Angeles, California. In addition, there is an in-substance foreclosure secured by a 179 room motel in Phoenix, Arizona, carried at $2.3 million, which is in the process of being foreclosed.

The Bank's investment in the Los Angeles property will continue to increase as the Bank completes the mandatory capital expenditures to meet the requirements of the Conditional Use Permit, which was approved in September 1995, and is currently under its final appeal.


IMPAIRED LOANS

Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting for Creditors for Impairment of a Loan"("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loans' original effective interest rate, (ii) the observable market price of the impaired loan, or (iii)the fair value of the collateral of a collateral-dependent loan. The adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Company's consolidated financial statements as the Company's existing policy of measuring loan impairment is consistent with methods prescribed in these standards.

The Company considers a loan to be impaired when, based upon the current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. As the Company's current loan portfolio consists of five loans to facilitate the sale of REO and one loan secured by a multifamily
property in Los Angeles, California ("major   loans"), as well as a few
deposit secured loans and credit reserve loans, the evaluation of impaired loans is limited to an evaluation of each of the major loans for consideration of the impairment criteria.

At December 31, 1995, the carrying value of the loan that is considered to be impaired under SFAS 114 totaled $2.3 million and consisted of a collateral dependent loan secured by a multifamily property, and therefore measured based upon the fair value of the collateral. At December 31, 1995, the allowance for possible credit losses determined in accordance with the provisions of SFAS 114, related to the loan considered to be impaired under SFAS
114, totaled $400 thousand.   For the three months ended December 31, 1995,
the Company recognized interest income on impaired loans of $73 thousand, none of which was recognized using the cash basis method of income.

At December 31, 1995, the impaired loan was also classified as a substandard asset.

REAL ESTATE HELD FOR INVESTMENT, DEVELOPMENT OR SALE

Real estate held for investment, development or sale at December 31, 1995 is comprised of the real estate from one of the Bank's former branch offices and Uni-Cal's wholly owned investments. At
December 31, 1995, real estate held for investment, development or sale totaled $359 thousand, unchanged from June 30, 1995.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

It is the Company's policy to provide an allowance for estimated losses on loans and real estate when it is probable that the value of the asset has been impaired and the loss can be reasonably estimated. Loans are generally required to be carried at the lower of amortized cost or net realizable value. Net realizable value is the present value of the future cash flows, including the costs of holding, refurbishment and selling, discounted at the combined cost of debt and equity for the Bank. REO is carried at the lower of cost or
fair value, less selling costs.   Consistent with the asset composition of the
Company, the monitoring system established by the Company to ensure compliance with the above policies, requires quarterly review of each asset in excess of $500,000. This review consists of evaluation of the cash flows of the property, along with the considering the current economic environment surrounding the asset. This evaluation is generally done by the preparation of internally prepared discounted cash flow analyses, however based on the results of the review a new appraisal may be obtained.

There was no provision  for loan losses for the three months ended December
31, 1995 compared to $2.4 million for the same period in fiscal 1995.    The
provisions recorded in the second quarter of fiscal 1995 related to loans that were sold during the fourth quarter 1995 transactions.


The following table sets forth the Bank's general and specific valuation allowances for loan and real estate losses at the dates indicated:



                                   December 31,     June 30,
                                       1995         1995
                                      (DOLLARS IN THOUSANDS)
Loan general                          $   112       $    --
Loan specific                             400           500
                                      -------       -------
Total loan allowance                  $   512       $   500
                                      -------       -------
                                      -------       -------

Real estate general (1)               $    --       $    --
Real estate specific                    7,365        11,515
                                      -------       -------
Total real estate allowance           $ 7,365       $10,986
                                      -------       -------
                                      -------       -------

Total valuation allowances            $ 7,877       $11,486
                                      -------       -------
                                      -------       -------



-------------------
(1) At June 30, 1995, the Banks loan and real estate portfolios consisted of only 5 assets. Each asset was individually evaluated, therefore no general reserves were recorded.

NON-INTEREST INCOME AND EXPENSE

Non-interest income (loss) for the quarter ended December 31, 1995 was $13 thousand compared to $1.4 million for the same period in 1994. For the six month period ended December 31, 1995, non-interest income (loss) decreased to $(72) thousand from $2.4 million for the six months ended December 31, 1994. The quarterly and six month decreases are both attributable to the significant change in the balance sheet with the sales of deposits and assets in June 1995. The December 1995 quarter included additional losses attributable to the Glendale Federal transaction of $80 thousand, related to additional costs for the discontinuance of the defined benefit pension plan, as well as miscellaneous expenses related to the prior assets. The loss on the sale of branches was offset by recoveries of $41 thousand related to one REO property sold in the fourth quarter of fiscal 1995, and the recovery of a portion of the $400 thousand reserve for escrow holdback funds established in connection with the Asset Sales in June 1995.

General and administrative expenses decreased to $(129) thousand for the quarter ended December 31, 1995 from $6.3 million for the same period in 1994, due to reimbursement of $800 thousand of compensation previously paid to former officers of the Company, as well as a reduction of the Company's retail offices to one office and the reduction of staff to 8 full time
employees at December 31, 1995.    Other general and administrative expenses
for the three months ended December 31,1995,  included $150 thousand of legal
fees related to the Company's assets and reporting obligations.   The Company
also incurred marketing costs of $33 thousand in connection with its drive to raise deposits during the quarter.

Real estate operations, net decreased to $(1.0) million from $$1.8 million for the three months ended December 31, 1995 and 1994, respectively. The change is attributable to the receipt of $1.2 million from an OTS enforcement action for restitution of losses related to a prior lending relationship. The restitution was received in $700 thousand in cash and $500 thousands in a note receivable due in one year. The note is fully secured by real estate. The note is non-interest bearing and is due in December 1996. This recovery was offset by real estate operating losses of $241 thousand which were largely attributable to the legal fees associated with the mixed used commercial REO property in Los Angeles.

INCOME TAXES

At December 31, 1995, the Company had unused net operating losses (NOL) for federal income tax and California franchise tax purposes of $102 million and $105 million, respectively. On August 5, 1994, the Company incurred an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). Section 382 generally provides that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of the ownership change (the "change date") with net operating loss carryforwards and certain built-in losses existing on the change date will be subject to an annual limitation. In general, the annual limitation equals the product of (i) the fair market value of the corporation's equity on the change date (with certain adjustments) and
(ii) a long term tax exempt bond rate of return published by the Internal Revenue Service.

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

                        UNIONFED FINANCIAL CORPORATION





PART II      OTHER INFORMATION


   Item 1.   Legal Proceedings

             The Company is defendant in various legal actions arising in the ordinary course of business which are not material to the Company. At December 31, 1995, the Company was involved in the following additional legal proceedings:


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

             In UNION FEDERAL BANK V. BROADWAY TRADE CENTER, the Bank seeks a declaratory judgment regarding its possessory right to two ground leases and one ground sublease affecting the Broadway Trade Center. In addition to its leasehold interest, the Bank and its subsidiary hold title to approximately 82% of the property in fee simple absolute. In the litigation, the Bank seeks a judgment that its leases are in full force and effect following the Bank's foreclosure on such leases as security for a Bank loan made to a former owner. The lessor of such leases alleges that such leases are in default for various reasons, all of which the Bank contends are without merit. Based on these breach allegations, the lessor seeks a declaration that the Bank is no longer entitled to possession of the parcels covered by the leases. In addition, the Bank is seeking a judgment that the Bank is entitled to retain as liquidated damages the sum of $400,000 deposited with the Bank by a former owner of the property pursuant to the terms of an agreement with such owner which the Bank contends such owner breached. In three companion cases entitled, Security Trust Company v. Union Federal Bank, the plaintiff, representing the lessor of the three leases at issue in the Broadway Trade Center litigation, has filed for unlawful detainer and damages with respect to such leases based on various alleged defaults all of which the Bank contends are without merit. In the above actions, the plaintiffs have demanded unpaid rent totalling $5.0 million plus an escalation factor based on the terms of the lease. The Bank's position in these cases is that no unpaid rent is due. There can be no assurance that the Bank will prevail in these matters.


             In Union Federal Bank v. Landmark Insurance Co. , the Bank seeks to recover insurance proceeds from the defendant with respect to fire damage to the Broadway Trade Center property. The Bank claims that the defendant improperly distributed approximately $4 million in insurance proceeds directly to the Bank's borrower as owner of the property without notice to the Bank, notwithstanding that the Bank was named as an additional loss payee on the insurance policy. The defendant has moved for summary judgment contending that the statute of limitations is an absolute bar to the Bank's action. The judge has taken the matter under submission, but has not yet ruled on the summary judgment.

   Item 2.   None

   Item 3.   None

   Item 4.   Submission of Matters to a Vote of Stockholders.

             At the 1995 Annual Meeting held on November 15, 1995, the following was approved:

                  The election of David J. Primuth and Thomas P. Kemp to the Board of Directors for terms of three years each.

                  Mr. Primuth received 24,531,754 votes in favor of re-election and 493,233 against re-election. Mr. Kemp received 24,520,386 votes in favor of re-election and 504,601 votes against re-election.

                  A proposal to modify the Articles of Incorporation to reduce the minimum number of Board members from seven to five was approved. There were 24,684,419 votes in favor of the proposal, 137,788 votes against the proposal and 260,780 votes abstaining regarding the proposal.

   Item 5.   None

   Item 6.   Exhibits and Reports on Form 8-K

                    There were no reports on Form 8-K filed for the three-month period ended December 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            UNIONFED FINANCIAL CORPORATION



Date   February 13, 1996              By
    -----------------------              -----------------------

                                           David S. Engelman
                                           Chairman of the Board and
                                           President





Date  February 13, 1996               By
    -----------------------             -----------------------

                                           Michelle X. Dean
                                           Vice President
                                           Chief Financial Officer