Form 10-Q
period 1996-03-31
UNIONFED FINANCIAL CORP
filed 1996-05-15
CIK 802223

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                           For Quarter Ended March 31, 1996
                                          OR
                     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


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


As of April 30, 1996, 27,201,993 shares of the Registrant's $.01 par value common stock were outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            UNIONFED FINANCIAL CORPORATION

                                        INDEX


                                                                           PAGE

PART I.       Financial Information

              Item 1.   Financial Statements

                        Consolidated Statements of Financial                3
                        Condition (unaudited) as of March 31,
                        1996 and June 30, 1995

                        Consolidated Statements of Operations               4
                        (unaudited) for the three and nine month periods ended March 31,1996 and 1995

                        Consolidated Statements of Cash Flows               5
                        (unaudited) for the nine month periods ended
                        March 31, 1996 and 1995

                        Notes to Consolidated Financial Statements          7
                        (unaudited)

              Item 2.   Management's Discussion and Analysis of             8
                        Financial Condition and Results of
                        Operations

PART II.      Other Information (omitted items are inapplicable)           20

              Item 1.   Legal Proceedings

SIGNATURES                                                                 22

                   UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                              March 31,          June 30,
                                                              1996                1995
                                                           ----------            ----------
ASSETS

Cash and cash equivalents                                      $4,650              $5,802
Investment securities, net                                         --               2,499
Loans receivable                                                7,388               2,744
Valuation allowance for possible credit losses                   (512)               (500)
Interest receivable                                                19                  91
Real estate, net                                               21,894              24,982
Investment in Federal Home Loan Bank stock, at cost               108                 100
Premises and equipment, net                                       280                 343
Other assets                                                    1,429               1,095
                                                             --------            --------
                                                              $35,256             $37,156
                                                             --------            --------
                                                             --------            --------


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Savings deposits                                              $32,806             $34,170
Accounts payable and accrued liabilities                          824                 594
Deferred income taxes                                             275                 391
                                                             --------            --------
     Total liabilities                                         33,905              35,155

Commitments and contingencies                                      --                  --

Stockholders' equity
  Preferred stock-par value $.01 per share; authorized,
    1,000,000 shares, issued and outstanding, none                 --                  --
  Common stock-par value $.01 per share; authorized
    60,000,000 shares, issued and outstanding,
    27,201,993 shares (1994)                                      272                 272
  Additional paid-in capital                                  107,943             107,943
  Accumulated deficit                                        (106,864)           (106,214)
                                                             --------            --------
    Total stockholder's equity                                  1,351               2,001
                                                             --------            --------
                                                              $35,256             $37,156
                                                             --------            --------
                                                             --------            --------

                    UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              Three Months Ended               Nine Months Ended
                                                                    March 31,                       March 31,
                                                                  1996          1995            1996          1995
                                                               -------       -------            ----          ----


Interest on loans                                                  $9        $10,286           $161        $31,766
Interest on mortgage-backed securities                            ---          3,074            ---          9,092
Interest and dividends on investments                              40          1,285            114          3,806
                                                           ----------     ----------     ----------     ----------
     Total interest income                                         49         14,645            275         44,664
                                                           ----------     ----------     ----------     ----------
Interest on savings deposits                                      494          9,350          1,437         26,003
Interest on borrowings                                            ---             81            ---            717
                                                           ----------     ----------     ----------     ----------
     Total interest expense                                       494          9,431          1,437         26,720
                                                           ----------     ----------     ----------     ----------

 Net interest income( loss) before provision
  for estimated loan losses                                      (445)         5,214         (1,162)        17,944
Provision for estimated loan losses                                 1          7,360            (99)        13,639
                                                           ----------     ----------     ----------     ----------
 Net interest income( loss) after provision
  for estimated loan losses                                      (446)        (2,146)        (1,063)         4,305
                                                           ----------     ----------     ----------     ----------

Non-interest income:
  Gain on sales of loans and loan servicing                       ---           (354)           199            445
  Gain on sales of mortgage backed
   securities and investment securities                           ---            (46)           ---            (70)
  Loan servicing fees, net                                        ---            143            ---            634
  Loan fees                                                       ---             88            ---            262
  Loss on sale of branches                                        ---            ---           (445)           ---
  Other, net                                                      916          1,244          1,090          2,228
                                                           ----------     ----------     ----------     ----------
     Total non-interest income                                    916          1,075            844          3,499
                                                           ----------     ----------     ----------     ----------

Non-interest expense:
 Compensation and related expenses                                136          2,393           (259)         7,682
 Premises and occupancy                                           108          1,095            330          3,292
 SAIF insurance premium                                            24            648            117          1,902
 Other general and administrative                                 351          2,013          1,019          6,345
                                                           ----------     ----------     ----------     ----------
    Total general and administrative expense                      619          6,149          1,207         19,221
 Real estate operations, net                                      826          2,879            (44)         5,195
 Core deposit intangible amortization                             ---            213            ---            648
                                                           ----------     ----------     ----------     ----------

    Total non-interest expense                                  1,445          9,241          1,163         25,064
                                                           ----------     ----------     ----------     ----------

    Loss before income taxes                                     (975)       (10,312)        (1,382)       (17,260)
Income tax benefit                                               (746)        (2,100)          (738)        (2,096)
                                                           ----------     ----------     ----------     ----------

 NET LOSS                                                    $   (229)       ($8.212)         ($644)      ($15,164)
                                                           ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------


Net loss per common share                                      $(0.01)        ($0.30)        ($0.03)        ($0.56)
                                                           ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------


                   UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (DOLLARS IN THOUSANDS)

                                                                                     Nine Months Ended
                                                                                          March  31,
                                                                                     1996            1995
                                                                                  ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              ($644)       ($15,164)
Adjustments to reconcile net loss to cash provided by
  operating activities:
   Net decrease in loan fees and discounts                                               --            (563)
    Depreciation and amortization                                                        62           1,924
    Provisions for loan and real estate losses                                          211          16,973
   (Gain)/loss on sale of investment securities and
     mortgage-backed securities, net                                                     --              70
   (Gain)/loss on sales of loans and loan servicing                                    (240)           (445)
   (Gain)/Loss on sale of real estate                                                (1,290)           (157)
    Gain(Loss) on sales of branches                                                    (444)           (200)
    Federal Home Loan Bank stock dividends                                              (70)           (200)
    Loans originated and purchased, held for sale                                        --         (95,304)
    Proceeds from sales of loans, held for sale                                          --          71,978
    Proceeds from sales of loan servicing                                                --             794
Decrease in interest and dividends receivable                                            (4)            700
(Increase)/decrease in prepaid expenses and other assets                               (334)          1,347
Increase/(decrease) in interest payable                                                 317              34
Decrease in accounts payable and accrued liabilities                                   (111)           (710)
(Increase)/decrease in deferred income taxes                                            116          (2,099)
                                                                                  ----------      ----------
Net cash used in operating activities                                                (2,431)        (20,822)
                                                                                  ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                                        --           3,187
Proceeds from sale of investment securities available for sale                        2,499           3,247
Principal reductions on mortgage-backed securities                                       --           9,249
Principal reductions on loans                                                            13          48,044
Purchases of mortgage-backed securities                                                  --         (30,519)
Purchases of mortgage-backed securities, available for sale                              --          (8,043)
Proceeds from sale of mortgage-backed securities,
     available for sale                                                                  --          18,080
Loans originated and purchased, held for investment                                  (6,979)        (18,573)
Net change in undisbursed loan funds                                                     --            (166)
Acquisitions of real estate                                                          (2,458)           (773)
Proceeds from disposition of real estate                                              6,734          15,409
Other, net                                                                            1,049              --
                                                                                  ----------      ----------
        Net cash  provided by(used in) investing activities                             858          39,142
                                                                                  ----------      ----------


                   UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (CONTINUED)
                                (DOLLARS IN THOUSANDS)

                                                                                     Nine Months Ended
                                                                                          March  31,
                                                                                     1996             1995
                                                                                  ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                $    421       $  (4,169)
Repayment of short-term borrowings                                                       --            (821)
Repayment of FHLB Advances                                                               --         (13,000)
                                                                                  ----------      ----------
        Net cash provided by (used in) financing activities                             421          (9,652)
                                                                                  ----------      ----------

Net (decrease) increase in cash and cash equivalents                                 (1,152)          8,668
Cash and cash equivalents at beginning of period                                      5,802          38,091
                                                                                  ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $4,650         $46,749
                                                                                  ----------      ----------
                                                                                  ----------      ----------

SALE OF BRANCHES:
      Loans and mortgage-backed securities                                         $     --       $      --
      Premises and equipment                                                             --              --
      Excess of cost over net assets acquired                                            --              --
      Other assets                                                                       --              --
      Deposits                                                                           --              --
      Other liabilities                                                                  --              --
      Gain (loss) on sale                                                              (444)             --
                                                                                  ----------      ----------

           Net cash used by sale of branches, net                                  $   (444)      $      --
                                                                                  ----------      ----------
                                                                                  ----------      ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
     Interest (net of amount capitalized)                                          $    535       $  26,746
     Delaware franchise tax                                                               8              --

Non-cash Investing and Financing activities:
     Additions to real estate acquired in settlement of loans                         2,286           9,134
     Loans exchanged for mortgage-backed securities                                      --           9,522
     Loans to facilitate the sale of real estate                                      4,557           1,781


UNIONFED FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1- In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial condition as of March 31, 1996 and June 30, 1995, the results of operations for the three and nine month periods ended March 31, 1996 and 1995, and the cash flows for the nine month periods ended March 31, 1996 and 1995. The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of operations to be expected for the entire year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UnionFed Financial Corporation, (the "Company") parent of Union Federal Bank, a federal savings bank (the "Bank") reported a net loss of ($229) thousand or ($0.01) per share for the quarter ended March 31, 1996.
This compares to a loss of ($8.2) million or ($0.30) per share in the corresponding quarter during fiscal year 1995. The net loss for the March 1996 quarter was reduced due to the receipt of $1.5 million in federal income tax refunds and interest for prior year disputes. Without the impact of the income tax refunds , the Company had an operating loss of ($1.7) million for the quarter, primarily due to net interest expense of $445 thousand, other general and administrative expenses of $619 thousand and real estate operations loss of $826 thousand. For the nine months ended March 31, 1996, the Company reported a net loss of ($644) thousand, compared to a loss of ($15.2) million for the equivalent nine month period in 1995.

In order to comply with a prompt corrective action directive (the "Directive") of the Office of Thrift Supervision ("OTS") requiring a sale, merger or recapitalization transaction, the Bank in June 1995 completed two significant transactions. First, the Bank sold approximately $136 million of its classified commercial, industrial and multi-family loan and real estate portfolio (the "Asset Sales"), principally to "bulk sale" institutional buyers, for cash proceeds of $101 million, including a $3.6 million holdback of funds held in escrow accounts for potential representation and warranty breaches. These warranties have all expired by March 31, 1996, and the holdback escrows have been returned to the Bank with the exception of $395 thousand which continues to be held in escrow for two disputed items. Second, the Bank sold 13 of its 14 retail banking offices and approximately $820 million of related deposit liabilities to Glendale Federal Bank, a federal savings bank ("Glendale Federal"). At closing, the Bank transferred cash and other assets, principally single family and non-classified commercial and multi-family real estate loans valued at Union Federal's book value, to Glendale Federal in an amount necessary to offset the deposit and other liabilities assumed by Glendale Federal . The Bank received a $6.9 million purchase price for the transfer plus a right to receive a contingent payment based upon the actual performance of certain multi-family, commercial and industrial real estate loans transferred to Glendale Federal to the extent that such loans are repaid or otherwise resolved by June 30, 1998.

Following the Asset Sales and the Glendale Federal transaction, the Bank has continued its business through its downtown Los Angeles retail banking office. Under its agreement with Glendale Federal, the Bank is prohibited until June 23, 1998 from opening additional branches using the Union Federal or UnionFed name without Glendale Federal's consent. At March 31, 1996, the Company had deposits of $32.8 million and a net worth of $1.35 million. At March 31, 1996, the Bank had core capital of 3.36%, Tier 1 risk-based capital of 3.80% and total risk-based capital of 3.38%. The required minimums for an "adequately capitalized" institution are 4%, 4% and 8% respectively. The Bank was considered a "significantly undercapitalized" savings institution as of March 31, 1996. See "FDICIA Prompt Corrective Action Requirements" below.

The Bank is currently undergoing a regular examination by the Office of Thrift Supervision ("OTS"), including a review of the Bank's carrying value of its loan and real estate assets. While the examination has not been concluded and no final determinations have been made, the OTS staff initially proposed material downward adjustments to the carrying values of one of the Bank's loans and one REO asset. It is expected that any adjustments would be required to be made during the Company's fourth quarter ending June 30, 1996. Such a reduction, together with monthly operating losses at the Bank, could cause the Bank to become "critically undercapitalized" under OTS regulations, with a tangible capital ratio of less than 2%, and perhaps a negative capital position on or before June 30, 1996.

Becoming a "critically undercapitalized" institution could result in the imposition of additional operating restrictions or other regulatory actions by the OTS, including the appointment of a conservator or receiver for the Bank. A determination of the Bank as "critically undercapitalized" requires the mandatory appointment of a conservator or receiver within ninety days of becoming "critically undercapitalized" unless the OTS, with the concurrence of the FDIC, determines that some other action would better resolve the problems of the Bank at the least possible long-term loss to the insurance fund, and documents the reasons for its determination. Such determinations are required to be reviewed at 90-day intervals, and if the Bank remains critically undercapitalized for more than 270 days, the decision not to appoint a receiver would require certain affirmative findings by the OTS and FDIC regarding the viability of the institution. See "FDICIA Prompt Corrective Action Requirements" below. The appointment of a conservator or receiver for the Bank effectively would eliminate the interests of the Company's stockholders since the Bank is the Company's only significant asset.

In light of the Bank's current financial condition and the potential for a near-term federal takeover, the Company is continuing its efforts to resolve its assets and is seeking a buyer for the Bank's charter, assets, and/or remaining operations. There can be no assurance that the Company will be successful in its attempt to sell these operations. One of the Bank's principal assets, the Broadway Trade Center in Los Angeles, California, is the subject of active litigation, which itself, with or without adverse determinations in the actions, could have a negative impact upon the ability of the Company to sell the Bank.

There can be no assurance that the Company will be able to provide any future return to stockholders. The Company has no significant resources other than the Bank. At present, the Bank does not have any other significant income generation capabilities other than income from its relatively small loan portfolio and realization of its real estate assets. Given the structure of its balance sheet, the Bank has limited flexibility in dealing with asset liability management or to improve its earning power. In addition, one of the Bank's major assets is subject to ongoing litigation. (See Part II, Item
1. "Legal Proceedings".)

The Company's ability to continue as a going concern will depend in significant part on factors outside of its control, including regulatory actions.

Since approximately 70% of the Bank's assets are nonperforming assets, the Bank's interest income will not be sufficient to cover its interest expense for deposits and general and administrative expenses.

The OTS is requiring the Bank to report monthly regarding its financial condition, financial projections and the current status of its remaining assets. To date the OTS has not required the filing of a capital restoration plan for the Bank despite its "significantly undercapitalized" status.

Under legislation currently pending in Congress, the Federal Deposit Insurance Corporation ("FDIC") would be granted authority to impose a one-time special charge on the solvency of the Savings Association Insurance Fund ("SAIF"). In its current form, the legislation would permit the FDIC to impose an assessment on an institution's total insured deposits as of the measurement date, proposed to be March 31, 1995 (the "Assessment Date"). The special assessment would be due on the first business day of the first month beginning after enactment of the bill or such other date as the FDIC may prescribe, but in no case later than 60 days after enactment of the bill. The Assessment Date may be changed to a later date in the final version of the bill and the amount of savings special assessment may change accordingly. If the legislation is passed with this assessment date, which is prior to the sale of deposits in June 1995 to Glendale Federal, the special assessment could be up to $7.3 million for the Bank. Under the legislation as proposed, the Board of Directors of the FDIC, in its sole discretion, would have the authority to exempt any "weak" institution from such special assessment upon application under criteria to be established by the Board, with the institution continuing to pay FDIC assessments at June 1995 rates. If this legislation is adopted in its current form, which is uncertain at this time, the Bank intends to apply for an exemption as a "weak" institution to avoid this substantial assessment, which would more than deplete the remaining net worth of the Bank. There can be no assurance that the FDIC would grant a requested exemption or that it would not determine that a conservatorship or receivership is appropriate for the Bank.

FINANCIAL HIGHLIGHTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE)


For the three months ended March 31,                   1996               1995
                                                   --------           --------

Net interest income                                $   (445)          $  5,214
Provision for losses on loans                             1              7,360
Non-interest income                                     916              1,244
Non-interest expense                                  1,445              9,241
Loss before income taxes                               (975)           (10,312)
   Income tax expense (benefit)                        (746)            (2,100)
Net loss                                               (229)            (8,212)
Loss per share                                        (0.01)             (0.30)
Loans originated and purchased                        2,449             14,672
Mortgage-backed securities purchased                     --              1,000
Loans sold                                               --             16,541
Mortgage-backed securities sold                          --              4,592
Interest rate spread during period (1)                (3.52)%            2.69%



For the nine months ended March 31,                    1995               1994
                                                   --------           --------

Net interest income                                $ (1,162)          $ 17,944
Provision for losses on loans                           (99)            13,639
Non-interest income                                     844              3,499
Non-interest expense                                  1,163             25,064
Loss before income taxes                             (1,382)           (17,260)
   Income tax expense (benefit)                        (738)            (2,096)
Net Loss                                               (644)           (15,164)
Loss per share                                        (0.03)             (0.56)
Loans originated and purchased                        7,334            109,933
Mortgage-backed securities purchased                     --             38,519
Loans sold                                               --             71,816
Mortgage-backed securities sold                          --             18,104
Interest rate spread during period (1)               (0.16)%             3.07%


OTHER INFORMATION                                   3/31/96            6/30/95
                                                   --------           --------

Total Assets                                       $ 35,256           $ 37,156
Loan portfolio                                        7,388              2,244
Deposits                                             32,806             34,170
Stockholders' equity                                  1,351              2,001
Nonperforming assets, net                            23,982             24,623
Nonperforming assets, net  to total assets           68.19%             66.27%
Classified assets to total assets                    68.02%             72.47%
End of period interest spread (1)                   (4.07)%              1.85%

- --------------------

(1) Since the Bank's interest bearing deposits are dramatically larger than the Bank's interest earning assets, the spread is not a meaningful measure of earnings capacity at June 30, 1995 or March 31, 1996. In addition, one loan was reclassified as non-performing during the March 1996 quarter thus having a significant impact on the spread both during and at the end of the period.

FINANCIAL CONDITION

The Company's consolidated assets totaled $35.3 million at March 31, 1996 compared to $37.2 million at June 30, 1995. Stockholders' equity totaled $1.4 million at March 31, 1996, a reduction of $0.6 million from $2.0 million at June 30, 1995. The decrease in stockholders' equity is directly attributable to the net loss for the nine month period ended March 31, 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Bank's sources of funds are limited largely to the raising of deposits in the remaining Los Angeles retail banking office. Under its agreement with Glendale Federal , the Bank is prohibited from opening additional offices using the Union Federal or UnionFed name for three years. Some additional funds are expected to be generated in the future with the sale of the Bank's remaining REO properties, one of which is currently under contract with specified take-down requirements. In March 1996, the buyers of the Truman Annex REO extended their option to purchase the asset until March 1997 and exercised a portion of the Purchase and Sale Agreement with a $2.8 million takedown.

At March 31, 1996, approximately 89% of the Bank's deposit base was in time certificates of deposit. The Bank continues to have a customer deposit base that has allowed it to maintain its deposit levels after the Glendale Federal transaction. The Bank continued to maintain deposits through the March 1996 quarter. The decline from June 1995 was due to the sale of IRA and custodial accounts in July 1995. The principal measure of liquidity in the savings and loan industry is the regulatory ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year. The minimum set by federal regulators is 5%. At March 31, 1996, the Bank's ratio was 12.54% compared to 11.01% at December 31, 1995 and 13.17% at June 30, 1995. The quarterly increase in liquidity was due to the sale of several parcels of the Key West, Florida, REO for $2.8 million, with 15% received in cash and the receipt of $1.5 million of cash from IRS tax refunds and interest. The Bank intends to maintain liquidity above the required minimum, but its ability to do so is principally dependent upon its ability to raise deposits.

The primary source of cash for the Company is dividends from the Bank. As long as the Bank remains "significantly undercapitalized" for regulatory purposes, the OTS cannot approve any capital distributions (including dividends) except in connection with a capital-raising transaction by the Bank.

REGULATORY CAPITAL COMPLIANCE

FDICIA established three capital standards for savings institutions: a "leverage
(core) limit," a "tier 1 risk-based limit" and a "total risk-based" capital requirement. Certain assets or portions thereof are required to be deducted immediately from capital, while the inclusion of others in capital under one or all of the capital standards is subject to various transitional rules or other limitations. As of March 31, 1996, the Bank did not meet any of the three components of the regulatory capital requirements and was considered to be "significantly undercapitalized".

The following is a reconciliation of the Bank's stockholders' equity to federal regulatory capital, and a comparison of such regulatory capital to the industry minimum requirements of the OTS, as of March 31, 1996:

                                     Leverage           Tier 1                Total
                                      (Core)        %  Risk Based        %  Risk Based       %
                                   -----------         ----------           ----------
                                            (DOLLARS IN THOUSANDS)

GAAP Equity                            $1,194             $1,194               $1,194

Non-allowable assets:
 Investment in Uni-Cal Financial          (15)               (15)                 (15)
 Investment in Real Estate                 --                 --                 (299)
Additional capital items:
 General loss reserves                     --                 --                  170
                                     --------    ----   --------     ----    --------    ----
Bank Regulatory Capital                 1,179    3.36      1,179     3.80       1,050    3.38
Minimum capital requirement             1,404    4.00      1,243     4.00       2,485    8.00
                                     --------    ----   --------     ----    --------    ----
Capital excess (deficiency)             ($225)  (0.64)      ($64)   (0.20)     (1,435)   4.62
                                     --------    ----   --------     ----    --------    ----
                                     --------    ----   --------     ----    --------    ----


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

Under the OTS regulations implementing FDICIA, an institution is treated as well capitalized if its risk-based capital ratio is at least 10.0%, its ratio of core capital to risk - weighted assets (the "Tier 1 risk-based capital ratio") is at least 6.0%, its leverage (core) capital ratio is at least 5.O%, and it is not subject to any order or directive by OTS to meet a specific capital level. An institution will be "adequately capitalized" if its risk-based capital ratio is at least 8.0%, its tier 1 risk-based capital ratio is at least 4.0%, and its leverage (core) capital ratio is at least 4.0% (3.0% if the institution receives the highest rating on the CAMEL financial institutions rating system). An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as "undercapitalized." Additionally, an institution will be treated as "significantly undercapitalized" if the above capital ratios are less than 6.0%, 3.0%, or 3.0% respectively. An institution will be treated as "critically undercapitalized" if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to total assets is equal to or less than 2.0%. At March 31, 1996, the Bank's ratio of tangible equity to total assets was 3.36%.



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


NET INTEREST INCOME

Net interest income(loss), before provisions for loan losses, was $(445) thousand for the three month period ended March 31, 1996 compared to $5.2 million for the same period in 1995 For the nine month period ended March 31, 1996, net interest income decreased to ($1.2) million from $17.9 million, in the comparable period of 1995. The decrease is primarily attributable to the Asset Sales and the Glendale Federal transaction in June 1995, which were completed in an effort to comply with a Capital Directive from the OTS.

The during-period spread continued to be negative, as interest bearing deposits far exceeded interest bearing assets. In addition, one loan for $2.3 million was placed on non-accrual status during the quarter. This asset previously had a yield of 10.8%. The rate paid on deposits remained flat from the prior quarter with a cost of funds of 6.13% for the quarter. The Bank has one large broker certificate that matures in Ocotber 1996, at which time the cost of funds is expected to decrease significantly. Net interest income is expected to continue as a net expense, due to the fact that 71% of the Company's assets consist of nonearning assets.

NONPERFORMING ASSETS AND IMPAIRED LOANS

Nonperforming assets consist of real estate acquired in settlement of loans and in-substance foreclosures (collectively, "REO") and nonaccrual loans.

The following table sets forth the amounts of nonperforming assets of the Bank at the dates indicated:

                                         March 31,     June 30,
                                           1996          1995
                                       ------------  ------------
                                         (DOLLARS IN THOUSANDS)

Nonaccrual loans                         $  2,848         $   --
Real estate owned                          26,690         35,609
                                           ------         ------

Total nonperforming assets                $29,538         35,609
                                        ---------      ---------

Specific Reserves- Nonaccrual loans          (400)            --
Specific Reserves - REO                   ( 5,155)       (10,986)
                                        ---------      ---------

Total nonperforming asset, net            $20,983        $24,623
                                        ---------     ----------
                                        ---------     ----------


Total assets                              $35,257        $37,156
                                       ------------  ------------
                                       ------------  ------------

Nonperforming assets, net as
  a percentage of total assets             68.19%         66.27%




NONACCRUAL LOANS

Nonaccrual loans generally represent loans for which interest accruals have been suspended. At March 31, 1996, the Company had one nonaccrual loan totalling $2.4 million net, The loan is secured by a second trust deed on a 155 unit multifamily building in Los Angeles. The Bank has placed a receiver on the property and the first trust deed is being maintained.

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

REO, net decreased to $21.5 million at March 31, 1996 from $24.6 million at June 30, 1995. The decrease from June 30, 1995 is primarily attributable to the sale of several parcels of the Key West, Florida property for $2.7 million in December 1995 and $2.8 million in March 1996. These reductions were offset by the foreclosure of a property which previously secured a loan which was repurchased in September 1995 from one of the Asset Sale buyers. The Bank's REO portfolio at March 31, 1996, consists of three properties, $5.1 million of land in a planned development project in Key West, Florida, $14.1 million of a mixed use retail/garment manufacturing building in Los Angeles, California, and a 179 room motel in Phoenix, Arizona, carried at $2.3 million.

The Bank's investment in the Los Angeles property will continue to increase as the Bank completes the mandatory capital expenditures to meet the requirements of the Conditional Use Permit, which was approved in final form without the option of additional appeals in March 1996.

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

The Company considers a loan to be impaired when, based upon the current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. As the Company's current loan portfolio consists of nine loans to facilitate the sale of REO and one loan secured by a multifamily property in Los Angeles, California ("major loans"), as well as one deposit secured loan and credit reserve loans, the evaluation of impaired loans is limited to an evaluation of each of the major loans for consideration of the impairment criteria.

At March 31, 1996, the carrying value of the loan that is considered to be impaired under SFAS 114 totaled $2.4 million and consisted of a collateral dependent loan secured by a multifamily property, and therefore measured based upon the fair value of the collateral. At March 31, 1996, the allowance for possible credit losses determined in accordance with the provisions of SFAS 114, related to the loan considered to be impaired under SFAS 114, totaled $400 thousand. For the three months ended March 31, 1996, the Company recognized no interest income on the impaired loan, as it was classified as nonaccrual. At March 31, 1996, the impaired loan was also classified as a substandard asset.

REAL ESTATE HELD FOR INVESTMENT, DEVELOPMENT OR SALE

Real estate held for investment, development or sale at March 31, 1996 is comprised of the real estate from one of the Bank's former branch offices and Uni-Cal's wholly owned investments. At March 31, 1996, real estate held for investment, development or sale totaled $359 thousand, unchanged from June 30, 1995.

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

There was a slight provision for loan losses for the three months ended March 31, 1996 of $1 thousand for a credit reserve loan, compared to $7.4 million for the same period in fiscal 1995. The provisions recorded in the third quarter of fiscal 1995 related to loans that were sold during the fourth quarter 1995 transactions.


The following table sets forth the Bank's general and specific valuation allowances for loan and real estate losses at the dates indicated:


                                        March 31,       June 30,
                                         1996            1995
                                     -------------    -----------
                                         (DOLLARS IN THOUSANDS)

Loan general                            $     112      $      --
Loan specific                                 400            500
                                      -----------    -----------
Total loan allowance                    $     512      $     500
                                      -----------    -----------
                                      -----------    -----------

Real estate general (1)                 $      --      $      --
Real estate specific                        5,155         11,515
                                      -----------    -----------
Total real estate allowance             $   5,155      $  10,986
                                      -----------    -----------
                                      -----------    -----------

Total valuation allowances              $   5,667      $  11,486
                                      -----------    -----------
                                      -----------    -----------

- ---------------------------
(1) At June 30, 1995, the Banks loan and real estate portfolios consisted of only 5 assets. Each asset was individually evaluated, therefore no general reserves were recorded.



NON-INTEREST INCOME AND EXPENSE

Non-interest income for the quarter ended March 31, 1996 was $916 thousand compared to $1.1 million for the same period in 1995. For the nine month period ended March 31, 1996, non-interest income decreased to $844 thousand from $3.5 million for the nine months ended March 31, 1995. The quarterly and nine month decreases are both attributable to the significant change in the balance sheet with the sales of deposits and assets in June 1995. Non-interest income for the quarter ended March 31, 1996 was attributable to the interest received in connection with the federal income tax refunds received by the Company during the quarter.

General and administrative expenses decreased to $619 thousand for the quarter ended March 31, 1996 from $6.1 million for the same period in 1995, due to the reduction of the Company's retail offices to one office and the reduction of staff to 8 full time employees at March 31, 1996. Other general and administrative expenses for the three months ended March 31,1996, included $70 thousand of equipment rental fees related to an obligation to terminate leases on equipment rented by the Company prior to the June 1995 transactions. The equipment leases will be terminated and settled in April 1996, with future equipment rental minimum for the Company. In addition, general and administrative expenses for the quarter ended March 31, 1996, included insurance costs of $59 thousand and audit and accounting fees of $30 thousand and legal fees of $53 thousand.

Real estate operations, net decreased to $826 thousand from $2.9 million for the three months ended March 31, 1996 and 1995, respectively. The decrease is attributable to the sale of the majority of the REO assets owned by the Bank at March 31, 1995 during the June 1995 transactions. Real estate operations, net for the three months ended March 31, 1996, included a provision for losses of $312 thousand. In addition, it included legal fees of $248 thousand related to the on-going litigation surrounding the Los Angeles, California property (See "Legal Proceedings" below) as well as costs associated with the sale of the Key West, Florida parcels.

INCOME TAXES

The income tax benefit for the quarter ended March 31, 1996, along with associated interest in other non-interest income relates to refunds received from settlements of prior years IRS examinations and carryback claims.

At March 31, 1996, the Company had unused net operating losses (NOL) for federal income tax and California franchise tax purposes of $102 million and $105 million, respectively. On August 5, 1994, the Company incurred an "ownership change" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). Section 382 generally provides that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of the ownership change (the "change date") with net operating loss carryforwards and certain built-in losses existing on the change date will be subject to an annual limitation. In general, the annual limitation equals the product of (i) the fair market value of the corporation's equity on the change date (with certain adjustments) and (ii) a long term tax exempt bond rate of return published by the Internal Revenue Service.

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

                            UNIONFED FINANCIAL CORPORATION





PART II     OTHER INFORMATION


    Item 1.   Legal Proceedings

              The Company is defendant in various legal actions arising in the ordinary course of business which are not material to the Company. At March 31, 1996, the Company was involved in the following additional legal proceedings:


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

              In UNION FEDERAL BANK V. BROADWAY TRADE CENTER, the Bank seeks a declaratory judgment regarding its possessory right to two ground leases and one ground sublease affecting the Broadway Trade Center. In addition to its leasehold interest, the Bank and its subsidiary hold title to approximately 82% of the property in fee simple absolute. In the litigation, the Bank seeks a judgment that its leases are in full force and effect following the Bank's foreclosure on such leases as security for a Bank loan made to a former owner. The lessor of such leases alleges that such leases are in default for various reasons, all of which the Bank contends are without merit. Based on these breach allegations, the lessor seeks a declaration that the Bank is no longer entitled to possession of the parcels covered by the leases. In addition, the Bank is seeking a judgment that the Bank is entitled to retain as liquidated damages the sum of $400,000 deposited with the Bank by a former owner of the property pursuant to the terms of an agreement with such owner which the Bank contends such owner breached. In three companion cases entitled, SECURITY TRUST COMPANY V. UNION FEDERAL BANK, the plaintiff, representing the lessor of the three leases at issue in the Broadway Trade Center litigation, has filed for unlawful detainer and damages with respect to such leases based on various alleged defaults all of which the Bank contends are without merit. In the above actions, the plaintiffs have demanded unpaid rent totalling $5.0 million plus an escalation factor based on the terms of the lease. The Bank's position in these cases is that no unpaid rent is due. A portion of this action (two unlawful detainer actions filed by Security Trust Company seeking possession of two parcels and alleged unpaid rent) was recently tried, and is now under submission to the Court. There can be no assurance that the Bank will prevail in these matters.

              In UNION FEDERAL BANK V. LANDMARK INSURANCE CO., the Bank seeks to recover insurance proceeds from the defendant with respect to fire damage to the Broadway Trade Center property. The Bank claims that the defendant improperly distributed approximately
              $4 million in insurance proceeds directly to the Bank's borrower as owner of the property without notice to the Bank, notwithstanding that the Bank was named as an additional loss payee on the insurance policy. The defendant has moved for summary judgment contending that the statute of limitations is an absolute bar to the Bank's action. That motion was denied and the case is scheduled for trial in October 1996. There can be no assurance that the Bank will prevail in this matter.

              In DOYLE V. HILL AND UNION FEDERAL BANK, plaintiff Michael Doyle filed his original complaint against the Bank and an officer of the Bank, John Hill ("Hill") , on April 20, 1989. The action relates to two loans made to a limited partnership entitled Cottonwood-Doyle Limited Partnership, in the amounts of $3,600,000 and $1,625,000, respectively. Michael Doyle was and is a lmited partnership. His complaint alleges that the Bank and Hill conspired with the genral partner, Cottonwood Development Corporation, to defraud Doyle. After defendants successfully demurred to three prior purported complaints, the Court on September 10, 1991, permitted plaintiff to proceed with a claim for conspiracy to breach fiduciary duty and conspiracy to defraud. Plaintiff's complaint alleges $8,000,000 in damages. The Bank made a motion for summary judgement on all of plaintiff's claims on March 7, 1995. That motion has been franted and a judgement in the Bank's favor has been entered.
              The Court also awarded the Bank over $500,000 in attorneys' fees payable by Doyle. Doyle recently appealed the judgment against him.

    Item 2.   None

    Item 3.   None

    Item 4.   None.


    Item 5.   None

    Item 6.   Exhibits and Reports on Form 8-K

                      There were no reports on Form 8-K filed for the three-month period ended March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UNIONFED FINANCIAL CORPORATION



Date   May  13, 1996              By
       -------------                 ---------------------------

                                         David S. Engelman
                                         Chairman of the Board and
                                         President




Date  May  13 , 1996              By
      --------------                 ---------------------------

                                         Michelle X. Dean
                                         Vice President
                                         Chief Financial Officer